Form 10-Q/A
period 1996-03-29
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORP
filed 1996-06-07
CIK 1000654

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q/A

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 29, 1996
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from ___________________ to _____________

- --------------------------------------------------------------------------------
                       Commission File Number: 33-96858-01
- --------------------------------------------------------------------------------
              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)
                                    Delaware
                            (State of Incorporation)
                                   77-0407395
                     (I.R.S. employer identification number)
                                 607 Hansen Way
                        Palo Alto, California 94303-1110
                                 (415) 846-2900
               (Address, including zip code, and telephone number,
            including area code, of registrant's principal executive
               offices) Securities registered pursuant to Section
                                12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                                      None
- --------------------------------------------------------------------------------

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