Form 10-Q
period 1996-06-28
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORP
filed 1996-08-12
CIK 1000654

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended June 28, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


         For the transition period from           to

          Commission File Number: 33-96858-01                      Commission File Number: 33-96858-02

           COMMUNICATIONS & POWER INDUSTRIES                                 COMMUNICATIONS &
                 HOLDING CORPORATION                                      POWER INDUSTRIES, INC.
 (Exact name of registrant as specified in its charter)   (Exact name of registrant as specified in its charter)
                        DELAWARE                                                 DELAWARE
                (State of Incorporation)                                 (State of Incorporation)
                       77-0407395                                               77-0405693
        (I.R.S. employer identification number)                  (I.R.S. employer identification number)
                     607 HANSEN WAY                                           607 HANSEN WAY
            PALO ALTO, CALIFORNIA 94303-1110                         PALO ALTO, CALIFORNIA 94303-1110
                     (415) 846-2900                                           (415) 846-2900
  (Address, including zip code, and telephone number,      (Address, including zip code, and telephone number,
     including area code, of registrant's principal           including area code, of registrant's principal
                   executive offices)                                       executive offices)
 Securities registered pursuant to Section 12(b) of the     Securities registered pursuant to Section 12(b) of
                          Act:                                                   the Act:
                          NONE                                                     NONE
 Securities registered pursuant to Section 12(g) of the     Securities registered pursuant to Section 12(g) of
                          Act:                                                   the Act:
                          NONE                                                     NONE

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
                                              ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the Registrant's classes of Common Stock, as of the latest practicable date: COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION: 200,000 SHARES OF COMMON STOCK, $.01 PAR VALUE, AT MAY 1, 1996. COMMUNICATIONS & POWER INDUSTRIES, INC.: 1 SHARE OF COMMON STOCK, $.01 PAR VALUE, AT MAY 1, 1996.

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries
                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)


PART 1:       FINANCIAL INFORMATION

                    COMMUNICATIONS AND POWER INDUSTRIES, INC.

     Consolidated Condensed Balance Sheets, June 28, 1996 (Unaudited) and
     September 29, 1995.............................................................   2

     Consolidated Condensed Statements of Operations, 13-week period ended
     June 28, 1996 (unaudited) and June 30, 1995 (unaudited)........................   3

     Consolidated Condensed Statements of Operations, 39-week period ended
     June 28, 1996 (unaudited) and June 30, 1995 (unaudited)........................   4

     Consolidated Condensed Statements of Cash Flows, 39-week period ended
     June 28,1996 (unaudited) and June 30, 1995 (unaudited).........................   5

     Notes to Consolidated Condensed Financial Statements (unaudited)...............   6

     Management's Discussion and Analysis of Financial Condition and Results of
     Operations (Unaudited).........................................................  12

             COMMUNICATIONS AND POWER INDUSTRIES HOLDING CORPORATION

     Consolidated Condensed Balance Sheets, June 28, 1996 (Unaudited) and
     September 29, 1995.............................................................   7

     Consolidated Condensed Statements of Operations, 13-week period ended
     June 28, 1996 (unaudited) and June 30, 1995 (unaudited)........................   8

     Consolidated Condensed Statements of Operations, 39-week period ended
     June 28, 1996 (unaudited) and June 30, 1995 (unaudited)........................   9

     Consolidated Condensed Statements of Cash Flows, 39-week period ended
     June 28,1996 (unaudited) and June 30, 1995 (unaudited).........................  10

     Notes to Consolidated Condensed Financial Statements (unaudited)...............  11

     Management's Discussion and Analysis of Financial Condition and Results
     of Operations (Unaudited)......................................................  12

PART II:      OTHER INFORMATION

     Other Information .............................................................  15

SIGNATURES .........................................................................  16

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                      Power Industries Holding Corporation)

                                INTERIM CONDENSED
                           CONSOLIDATED BALANCE SHEETS
                           (in thousands - unaudited)

                                                     June 28,      September 29,
                       ASSETS                          1996           1995
                                                    ---------      -------------
CURRENT ASSETS
    Cash and cash equivalents                       $   3,051            8,267
    Accounts receivable, net                           40,939           44,743
    Inventories                                        51,538           44,765
    Other current assets                                4,469            2,566
                                                    ---------        ---------
Total current assets                                   99,997          100,341
Property, plant, and equipment, net                    77,587           74,071
Goodwill, net                                          25,435           26,098
Other assets                                           10,287           14,392
                                                    ---------        ---------
Total assets                                        $ 213,306          214,902
                                                    =========        =========
               LIABILITIES, REDEEMABLE
         PREFERRED STOCK AND EQUITY (DEFICIT)
CURRENT LIABILITIES
    Revolving credit facility                       $  14,400           19,600
    Accounts payable - trade                           10,873           16,474
    Accrued expenses                                   32,799           25,863
    Current portion of term loans                       3,200            3,200
                                                    ---------        ---------
Total current liabilities                              61,272           65,137
Senior term loans                                      37,200           38,800
Senior subordinated notes                             100,000          100,000
Deferred taxes                                            289               43
                                                    ---------        ---------
Total liabilities                                     198,761          203,980
                                                    ---------        ---------
SENIOR REDEEMABLE PREFERRED STOCK                      14,189           12,460
                                                    ---------        ---------
Commitments and contingencies
STOCKHOLDERS' EQUITY (DEFICIT):
    Junior Preferred Stock                                  1                1
    Common Stock                                         --               --
    Additional paid-in capital                         30,134           29,088
    Accumulated deficit                               (28,804)         (29,627)
    Less stockholder loans                               (975)          (1,000)
                                                    ---------        ---------
Net stockholders' equity (deficit)                        356           (1,538)
                                                    ---------        ---------
Total liabilities, redeemable
    preferred stock and equity (deficit)            $ 213,306          214,902
                                                    =========        =========


           See accompanying notes to the unaudited interim condensed
                       consolidated financial statements.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                      Power Industries Holding Corporation)

                         INTERIM CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)


                                                     Successor        Predecessor
                                                    ------------     ------------
                                                       13-Week          13-Week
                                                    period ended     period ended
                                                      June 28,         June 30,
                                                        1996             1995
                                                    ------------     ------------
 Sales                                                $ 62,048            69,565
 Cost of sales                                          46,027            52,108
                                                      --------          --------
 Gross Profit                                           16,021            17,457
                                                      --------          --------
 Operating costs and expenses:
      Research and development                           2,281             2,367
      Marketing                                          4,519             5,194
      General and administrative                         3,616             6,256
                                                      --------          --------
 Total operating costs and expenses                     10,416            13,817
                                                      --------          --------
 Operating income                                        5,605             3,640
 Interest expense                                        4,552              --
                                                      --------          --------
 Earnings before taxes                                   1,053             3,640
 Income tax expense                                        390             1,345
                                                      --------          --------
 Net earnings (loss)                                       663             2,295

Preferred dividends:
     Senior Redeemable Preferred Stock                     561              --
     Junior Preferred Stock                                374              --
                                                      --------          --------
Earnings attributable to common stock                 $   (272)            2,295
                                                      ========          ========



           See accompanying notes to the unaudited interim condensed
                       consolidated financial statements.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                      Power Industries Holding Corporation)

                         INTERIM CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)


                                                     Successor        Predecessor
                                                    ------------     ------------
                                                       39-Week          39-Week
                                                    period ended     period ended
                                                      June 28,         June 30,
                                                        1996             1995
                                                    ------------     ------------
 Sales                                                 $188,148          192,304
 Cost of sales                                          137,866          142,959
                                                       --------         --------
 Gross Profit                                            50,282           49,345
                                                       --------         --------
 Operating costs and expenses:
      Research and development                            5,981            6,366
      Marketing                                          14,252           14,834
      General and administrative                         10,163           16,500
                                                       --------         --------
 Total operating costs and expenses                      30,396           37,700
                                                       --------         --------
 Operating income                                        19,886           11,645
 Interest expense                                        14,172             --
                                                       --------         --------
 Earnings before taxes                                    5,714           11,645
 Income tax expense                                       2,115            4,309
                                                       --------         --------
 Net earnings (loss)                                      3,599            7,336

Preferred dividends:
     Senior Redeemable Preferred Stock                    1,568             --
     Junior Preferred Stock                               1,046             --
                                                       --------         --------
Earnings attributable to common stock                  $    985            7,336
                                                       ========         ========


           See accompanying notes to the unaudited interim condensed
                       consolidated financial statements.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                      Power Industries Holding Corporation)

                            STATEMENTS OF CASH FLOWS
                           (in thousands - unaudited)

                                                                    Successor     Predecessor
                                                                  -------------   ------------
                                                                     39-Week         39-Week
                                                                   period ended   period ended
                                                                     June 28,       June 30,
                                                                       1996           1995
                                                                  -------------   ------------
OPERATING ACTIVITIES
      Net cash provided by (used in) operating activities           $ 10,334          12,044
                                                                    --------        --------
INVESTING ACTIVITIES
      Purchase of property, plant and equipment, net                  (8,422)         (4,679)
      (Increase) decrease in other non current assets                    (73)            742
                                                                    --------        --------
      Net cash used in investing activities                           (8,495)         (3,937)
                                                                    --------        --------
FINANCING ACTIVITIES
      Repayment of intercompany funding to Varian                       --            (4,383)
      Debt issue costs                                                  (280)           --
      Proceeds from Stockholder loans                                     25            --
      Borrowings (payments) on revolving credit facility, net         (6,800)           --
                                                                    --------        --------
      Net cash provided by (used in) financing activities             (7,055)         (4,383)
                                                                    --------        --------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                          (5,216)          3,724
Cash and cash equivalents at beginning of period                       8,267           5,713
                                                                    --------        --------
Cash and cash equivalents at end of period                          $  3,051           9,437
                                                                    ========        ========

           See accompanying notes to the unaudited interim condensed
                       consolidated financial statements.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)


                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

The accompanying unaudited interim condensed consolidated financial statements of Communications & Power Industries, Inc. ("CPI" or "Successor") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted and, accordingly, these financial statements should be read in conjunction with the financial statements and the notes thereto contained in CPI's September 29, 1995 Annual Report on Form 10-K. Management believes that these unaudited interim condensed financial statements contain all adjustments, all of which are of a normal, recurring nature, necessary to a fair statement of the results for the interim period presented.

Prior to August 11, 1995, CPI's operations were the principal operations of the Electron Devices Business (the "Predecessor"), a segment of Varian Associates, Inc. ("Varian"), except they exclude the Tempe, Arizona operations. The Predecessor consisted of substantially all of the assets of Varian and its affiliates that were used primarily in developing, manufacturing and distributing microwave and power grid vacuum electronic devices, microwave amplifiers, modulators and various other power supply equipment and devices. On August 11, 1995, CPI acquired these assets from Varian (the "Acquisition") and was then merged with a wholly owned subsidiary of Communications & Power Industries Holding Corporation ("Holding", both CPI and Holding together referred to as "the Company"), a corporation newly formed by a group of investors, including management of the Company. As a result of the Acquisition, operations of the Company for the first nine months of 1996 are not necessarily comparable to the operations of the corresponding period of the prior year.

During the quarter ended June 28, 1996, CPI paid preferred dividends on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 5,603 additional shares of its Senior Redeemable Preferred Stock and 3,735 shares of its Junior Preferred Stock, respectively. During the first half ended June 28, 1996, CPI paid preferred dividends through the issuance of 15,683 shares of its Senior Redeemable Preferred Stock and 10,455 shares of its Junior Preferred Stock.

Certain reclassifications have been made to the September 29, 1995 consolidated financial statements to conform with the 1996 presentation.

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

                                INTERIM CONDENSED
                           CONSOLIDATED BALANCE SHEETS
                           (in thousands - unaudited)


                                                                June 28,      September 29,
                       ASSETS                                     1996             1995
                                                               ---------      -------------
CURRENT ASSETS
    Cash and cash equivalents                                  $   3,051            8,267
    Accounts receivable, net                                      40,939           44,743
    Inventories                                                   51,538           44,765
    Other current assets                                           4,469            2,566
                                                               ---------        ---------
Total current assets                                              99,997          100,341
Property, plant, and equipment, net                               77,587           74,071
Goodwill, net                                                     25,435           26,098
Other assets                                                      10,287           14,392
                                                               ---------        ---------
Total assets                                                   $ 213,306          214,902
                                                               =========        =========
LIABILITIES, REDEEMABLE PREFERRED STOCK,
PREFERRED STOCK OF SUBSIDIARY AND EQUITY (DEFICIT)
CURRENT LIABILITIES
    Revolving credit facility                                  $  14,400           19,600
    Accounts payable - trade                                      10,873           16,474
    Accrued expenses                                              32,799           25,863
    Current portion of term loans                                  3,200            3,200
                                                               ---------        ---------
Total current liabilities                                         61,272           65,137
Senior term loans                                                 37,200           38,800
Senior subordinated notes                                        100,000          100,000
Deferred taxes                                                       289               43
                                                               ---------        ---------
Total liabilities                                                198,761          203,980
                                                               ---------        ---------
SENIOR REDEEMABLE PREFERRED STOCK OF SUBSIDIARY                   14,189           12,460
                                                               ---------        ---------
JUNIOR PREFERRED STOCK OF SUBSIDIARY                              10,392            9,346
                                                               ---------        ---------
Commitments and contingencies
Stockholders' Equity (Deficit):
    Common Stock                                                       2                2
    Additional paid-in capital                                    19,741           19,741
    Accumulated deficit                                          (28,804)         (29,627)
    Less stockholder loans                                          (975)          (1,000)
                                                               ---------        ---------
Net stockholders' equity (deficit)                               (10,036)         (10,884)
                                                               ---------        ---------
Total liabilities, redeemable preferred stock, preferred
    stock of subsidiary and equity (deficit)                   $ 213,306          214,902
                                                               =========        =========

           See accompanying notes to the unaudited interim condensed
                       consolidated financial statements.

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

                         INTERIM CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)

                                                     Successor        Predecessor
                                                    ------------     ------------
                                                       13-Week          13-Week
                                                    period ended     period ended
                                                      June 28,         June 30,
                                                        1996             1995
                                                    ------------     ------------
 Sales                                                $ 62,048            69,565
 Cost of sales                                          46,027            52,108
                                                      --------          --------
 Gross Profit                                           16,021            17,457
                                                      --------          --------
 Operating costs and expenses:
      Research and development                           2,281             2,367
      Marketing                                          4,519             5,194
      General and administrative                         3,616             6,256
                                                      --------          --------
 Total operating costs and expenses                     10,416            13,817
                                                      --------          --------
 Operating income                                        5,605             3,640
 Interest expense                                        4,552              --
                                                      --------          --------
 Earnings before taxes                                   1,053             3,640
 Income tax expense                                        390             1,345
                                                      --------          --------
 Net earnings (loss)                                       663             2,295

Preferred dividends:
     Senior Redeemable Preferred Stock                     561              --
     Junior Preferred Stock                                374              --
                                                      --------          --------
Earnings attributable to common stock                 $   (272)            2,295
                                                      ========          ========

           See accompanying notes to the unaudited interim condensed
                       consolidated financial statements.

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries


                         INTERIM CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)

                                                     Successor        Predecessor
                                                    ------------     ------------
                                                       39-Week          39-Week
                                                    period ended     period ended
                                                      June 28,         June 30,
                                                        1996             1995
                                                    ------------     ------------
 Sales                                                 $188,148          192,304
 Cost of sales                                          137,866          142,959
                                                       --------         --------
 Gross Profit                                            50,282           49,345
                                                       --------         --------
 Operating costs and expenses:
      Research and development                            5,981            6,366
      Marketing                                          14,252           14,834
      General and administrative                         10,163           16,500
                                                       --------         --------
 Total operating costs and expenses                      30,396           37,700
                                                       --------         --------
 Operating income                                        19,886           11,645
 Interest expense                                        14,172             --
                                                       --------         --------
 Earnings before taxes                                    5,714           11,645
 Income tax expense                                       2,115            4,309
                                                       --------         --------
 Net earnings (loss)                                      3,599            7,336

Preferred dividends:
     Senior Redeemable Preferred Stock                    1,568             --
     Junior Preferred Stock                               1,046             --
                                                       --------         --------
Earnings attributable to common stock                  $    985            7,336
                                                       ========         ========

           See accompanying notes to the unaudited interim condensed
                       consolidated financial statements.

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries


                            STATEMENTS OF CASH FLOWS
                           (in thousands - unaudited)

                                                                    Successor      Predecessor
                                                                   ------------   ------------
                                                                     39-Week         39-Week
                                                                   period ended   period ended
                                                                     June 28,       June 30,
                                                                       1996           1995
                                                                   ------------   ------------
OPERATING ACTIVITIES
      Net cash provided by (used in) operating activities           $ 10,334          12,044
                                                                    --------        --------
INVESTING ACTIVITIES
      Purchase of property, plant and equipment, net                  (8,422)         (4,679)
      (Increase) decrease in other non current assets                    (73)            742
                                                                    --------        --------
      Net cash used in investing activities                           (8,495)         (3,937)
                                                                    --------        --------
FINANCING ACTIVITIES
      Repayment of intercompany funding to Varian                       --            (4,383)
      Debt issue costs                                                  (280)           --
      Proceeds from Stockholder loans                                     25            --
      Borrowings (payments) on revolving credit facility, net         (6,800)           --
                                                                    --------        --------
      Net cash provided by (used in) financing activities             (7,055)         (4,383)
                                                                    --------        --------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                          (5,216)          3,724
Cash and cash equivalents at beginning of period                       8,267           5,713
                                                                    --------        --------
Cash and cash equivalents at end of period                          $  3,051           9,437
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

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries


                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

The accompanying unaudited interim condensed consolidated financial statements of Communications & Power Industries Holding Corporation ("Holding" or "Successor") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted and, accordingly, these financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Holding's September 29, 1995 Annual Report on Form 10-K. Management believes that these unaudited interim condensed financial statements contain all adjustments, all of which are of a normal, recurring nature, necessary to a fair statement of the results for the interim period presented.

Prior to August 11, 1995, Communications & Power Industries, Inc.'s ("CPI", both CPI and Holding together referred to as "the Company") operations were the principal operations of the Electron Devices Business (the "Predecessor"), a segment of Varian Associates, Inc. ("Varian"), except they exclude the Tempe, Arizona operations. The Predecessor consisted of substantially all of the assets of Varian and its affiliates that were used primarily in developing, manufacturing and distributing microwave and power grid vacuum electronic devices, microwave amplifiers, modulators and various other power supply equipment and devices. On August 11, 1995, Holding's subsidiary, "CPI", acquired these assets from Varian (the "Acquisition") and was then merged with a wholly owned subsidiary of Holding, a corporation newly formed by a group of investors, including management of the Company. As a result of the Acquisition, operations of the Company for the first nine months of 1996 are not necessarily comparable to the operations of the corresponding period of the prior year.

During the quarter ended June 28, 1996, CPI paid preferred dividends on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 5,603 additional shares of its Senior Redeemable Preferred Stock and 3,735 shares of its Junior Preferred Stock, respectively. During the first half ended June 28, 1996, CPI paid preferred dividends through the issuance of 15,683 shares of its Senior Redeemable Preferred Stock and 10,455 shares of its Junior Preferred Stock.

Certain reclassifications have been made to the September 29, 1995 consolidated financial statements to conform with the 1996 presentation.

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                  (A wholly owned subsidiary of Communications
                     & Power Industries Holding Corporation)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales for the third quarter of Fiscal 1996 were $62.0 million, a decrease of $7.6 million, or 10.8%, from the third quarter of Fiscal 1995. Sales for the first nine months of 1996 were $188.1 million, a decrease of $4.2 million, or 2.2% below the comparable period in the prior fiscal year. Sales for the quarter and the first nine months were affected by short term delays in shipping new products, consolidation efforts between the Company's facilities in Salt Lake City, Utah and San Carlos, California as well as several non-production issues including paperwork delays and customer-requested rescheduling of delivery.

In terms of markets, the sales decline for the first nine months was primarily due to lower sales in electronic countermeasures, radar, and scientific markets partially offset by higher industrial and medical sales. Communications sales remained relatively flat compared to the same time period in the prior fiscal year due to the delays in shipping new products as well as delays due to San Carlos consolidation efforts. Electronic countermeasure sales, also impacted by several short term delays, decreased $2.5 million, or 16.7%. Radar sales decreased $2.3 million, or 4.0% primarily due to U.S. Government budgetary constraints. Scientific sales decreased $1.5 million or 34.1% due to a slow down in development programs from the U.S. Department of Energy. Industrial sales increased approximately $1.5 million, or 8.8% as a result of the new applications for microwave amplifiers and increased marketing efforts for power grid vacuum electronic devices. Medical sales increased slightly by $.3 million or 2.5%.

Incoming orders during the third quarter of Fiscal 1996 were $61.5 million as compared to $63.3 for the third quarter of Fiscal 1995, a decrease of 2.9%. Orders during the first nine months of Fiscal 1996 were $198.3 million as compared to $190.4 million over the comparable period in the prior fiscal year, a growth rate of 4.1%. However, as shown by the third quarter of Fiscal 1996, incoming order levels fluctuate significantly on a quarterly basis and a particular quarters order rate may not be indicative of future order levels. In addition, the Company's sales are highly dependent upon manufacturing scheduling, performance and shipments and, accordingly, it is not possible to predict when these orders will be recognized as sales.

Gross profit decreased from $17.5 million in the third quarter of Fiscal 1995 to $16.0 million in the third quarter of Fiscal 1996, principally related to lower sales volume. Lower depreciation expense of approximately $1.8 million in Fiscal 1996, recorded in connection with the Acquisition, was partially offset by increased cost of sales related to the Company's consolidation efforts. Gross profit increased from $49.3 million, or 25.7% of sales, in the first nine months of Fiscal 1995 to $50.3 million, or 26.7% of sales, in the first nine months of Fiscal 1996 as a result of a $4.1 million reduction in depreciation expense partially offset by a $1.7 million charge to cost of sales related to the write-up of inventory (both recorded in connection with the Acquisition) and lower sales volume.

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                  (A wholly owned subsidiary of Communications
                     & Power Industries Holding Corporation)


Research and development expenses decreased by $.1 million and $.4 million for the 13-week period and 39-week period ended June 28, 1996, respectively, as compared to the same time periods ended June 30, 1995. As a percent of sales, these expenses have remained relatively stable from 3.3% in the first nine months of Fiscal 1995 to 3.2% in the first nine months of Fiscal 1996. Overall the Company continues its emphasis on new products and is currently working on several customer-funded projects.

Marketing, General and Administrative expenses as a percent of sales were 13.1% and 13.0% for the 13-week and 39-week periods ended June 28, 1996, respectively, as compared to 16.5% and 16.3% for the 13-week and 39-week periods ended June 30, 1995, respectively. The reduced level of these costs as a percentage of sales reflects the Company's new cost structure as an independent company in Fiscal 1996, as opposed to being an operating division of Varian during the first nine months of Fiscal 1995.

Operating income was $5.6 million (9.0% of sales) for the third quarter of Fiscal 1996, as compared to $3.6 million (5.2% of sales) for the third quarter of Fiscal 1995, a 54% improvement. Operating income was $19.9 million (10.6% of sales) for the first nine months of Fiscal 1996, as compared to $11.6 million (6.1% of sales) for the first nine months of Fiscal 1995, a 71% improvement. In addition to the various items mentioned, operating income was positively affected by a reduction in depreciation expense due to the revaluation of the Company's assets in connection with the Acquisition, which went from $9.6 million in the first nine months of Fiscal 1995 to $5.7 million in the first nine months of Fiscal 1996.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") for the third quarter of Fiscal 1996 was $7.6 million, compared to $6.9 million for the third quarter of 1995. EBITDA for the first nine months of Fiscal 1996 was $27.3 million (excluding the $1.7 million charge for the write-up of inventory), compared to $21.3 million for the first nine months of 1995. Earnings before taxes amounted to $1.0 million and $5.7 million for the 13-week and 39-week periods ended June 28, 1996, respectively, as compared to $3.6 million and $11.6 million for the same time periods ended June 30, 1995. The decrease of $2.6 million, or 71.1%, for the third quarter and the decrease of $5.9 million, or 50.9%, for the first nine months was due to the incurrence of $4.6 million and $14.2 million, respectively, of interest expense ($4.1 million and $12.7 million, respectively, of cash interest expense) associated with the debt incurred in connection with the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities for the first nine months of Fiscal 1996 were $10.3 million, a decrease of $1.7 million from the $12.0 million provided by operating activities during the first nine months of Fiscal 1995. The primary reason for the decrease in cash provided was lower net earnings driven by higher interest expense along with higher inventories which were partially offset by accounts receivable collections and advance payments from customers. Operating activities funded $6.8 million of paydowns during the first nine months against CPI's revolving credit facility.

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                  (A wholly owned subsidiary of Communications
                     & Power Industries Holding Corporation)


Cash flow from investing activities was comprised principally of capital expenditures for property and equipment, which amounted to $8.4 million for the first nine months of Fiscal 1996 as compared to $4.7 million for the first half of Fiscal 1995. The $3.7 million increase was substantially attributable to the Company's consolidation efforts.

As of June 28, 1996, the Company had working capital of approximately $38.7 million, an increase of $3.5 million, or 10%, from September 29, 1995. The increase of working capital was substantially attributable to a lower balance on the CPI's revolving credit facility.

Prior to the Acquisition, the Predecessor's short-term cash requirements were provided by Varian through an intercompany credit facility arrangement. The Company's current primary source of liquidity, other than funds generated from operations, is the $35.0 million revolving credit facility provided under its senior credit agreement (of which $16.9 million was available as of July 26, 1996). Management believes that the Company will have adequate capital resources and liquidity (including cash flow from operations and borrowing under its revolving credit facility) to meet its obligations, fund all required capital expenditures and pursue its business strategy for the foreseeable future and, in any event, for the next 12 months.

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)


PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2:  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

No reports were filed on Form 8-K during the quarter ended June 28, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           COMMUNICATIONS & POWER INDUSTRIES, INC.

                           By:                 /s/ Al D. Wilunowski
                               ------------------------------------------------
                                               Al D. Wilunowski
                                     Chief Executive Officer and President
                                             Date: August 6, 1996

                           By:                  /s/ Lynn E. Harvey
                               ------------------------------------------------
                                                Lynn E. Harvey
                               Chief Financial Officer, Treasurer and Secretary
                                 (Principal Financial and Accounting Officer)
                                             Date: August 6, 1996