Form 10-K405/A
period 1995-09-29
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORP; COMMUNICATIONS & POWER INDUSTRIES INC
filed 1996-09-16
CIK 1000654, 1000564

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 29, 1995

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from               to




      Commission File Number:    33-96858-01                       Commission File Number: 33-96858


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

          Securities registered pursuant to                       Securities registered pursuant to
              Section 12(b) of the  Act:                               Section 12(b) of the Act:
                         NONE                                                     NONE

          Securities registered pursuant to                       Securities registered pursuant to
              Section 12(g) of the Act:                                Section 12(g) of the Act:
                         NONE                                                     NONE

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock of Communications & Power Industries Holding Corporation held by non-affiliates is $1,050,000, based upon the selling price of such stock. No voting stock of Communications & Power Industries, Inc. is held by non-affiliates of Communications & Power Industries, Inc. Communications & Power Industries, Inc.'s voting stock is wholly owned by Communications & Power Industries Holding Corporation, a Delaware corporation. Neither Communications & Power Industries, Inc.'s nor Communications & Power Industries Holding Corporation's common stock is publicly traded.

Indicate the number of shares outstanding for each of the Registrant's classes of Common Stock, as of the latest practicable date: COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION: 200,000 SHARES OF COMMON STOCK, $.01 PAR VALUE, AT FEBRUARY 1, 1996. COMMUNICATIONS & POWER INDUSTRIES, INC.: 1 SHARE OF COMMON STOCK, $.01 PAR VALUE, AT FEBRUARY 1, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                     (None)

                                     PART 1

ITEM 1:       BUSINESS

GENERAL


Communications & Power Industries Holding Corporation, Inc. ("Holding"), through its wholly-owned subsidiary, Communications & Power Industries, Inc. ("CPI", both companies together referred to as the "Company"), is a world leader in the development, manufacture and distribution of components for systems used primarily to generate, amplify and transmit high-power/high-frequency microwave and radio frequency signals. End-use applications of these systems include the transmission and amplification of voice, data and video signals for broadcasting and telecommunications, transmission of radar signals for navigation and location, transmission of false signals for electronic countermeasures (e.g., decoys and signal "jammers") and various other uses in the industrial, medical and scientific markets.

The Company's products include microwave and power grid tubes, microwave amplifiers, modulators, and various other power supply equipment and devices. These products are consumables and have a finite life based upon hours of usage, operating environment and application. The Company operates six manufacturing locations in North America, and sells and services its products and customers worldwide primarily through a direct sales force.

Communications & Power Industries, Inc. is a wholly-owned subsidiary of Communications & Power Industries Holding Corporation. Both Holding and CPI are Delaware corporations formed in 1995. The principal executive offices of Holding and CPI are located at 607 Hansen Way, Palo Alto, California 94304 and their telephone number is (415) 846-2900.


THE ACQUISITION



Prior to August 11, 1995, the Company's operations were part of the Electron Devices Business division (the "Predecessor") of Varian Associates, Inc. ("Varian"). On August 11, 1995, CPII Acquisition Corp. ("CPII Acquisition") acquired (in the matter described below) substantially all of the assets that were used primarily in developing, manufacturing and distributing microwave and power grid tubes, microwave amplifiers, modulators and various other power supply equipment and devices through the Predecessor. Pursuant to the terms of a Stock Sale Agreement dated June 9, 1995, as amended, among Holding, CPII Acquisition, and Varian (the "Acquisition Agreement"), prior to the consummation of the Acquisition, Varian and its affiliates contributed the assets of the Predecessor that were located in the United States to CPI, which was a newly-formed, wholly-owned Varian subsidiary. Subsequently, upon the consummation of the Acquisition, Varian transferred all of the outstanding capital stock of CPI to CPII Acquisition. The assets of the Predecessor that were located in foreign jurisdictions were transferred from Varian or its affiliates to newly-formed direct or indirect subsidiaries of CPI. In consideration of the transfer of such capital stock and assets, CPII Acquisition (including its affiliates) paid Varian (including its affiliates) an aggregate purchase price of $196.2 million, subject to a post-closing adjustment (the "Purchase Price"). Holding, CPII Acquisition and CPI's subsidiaries also assumed certain specified liabilities of the Predecessor. The liabilities assumed by Holding (with respect to which CPI has agreed to perform any necessary services) included certain balance sheet liabilities of the Predecessor, which aggregated approximately $24.1 million as of

August 11, 1995, and certain contingent liabilities (such as for certain product warranty claims) (the "Assumed Liabilities"). Upon the merger of CPII Acquisition with and into CPI immediately following the consummation of the Acquisition, CPI became a wholly-owned subsidiary of Holding.



In connection with the consummation of the Acquisition, the Company also entered into the following transactions:



       (1) Two senior term loans of CPI in the aggregate amount of $42.0 million and a revolving credit facility in a principal amount of up to $35.0 million (including a $5.0 million sub-facility for letters of credit) pursuant to a senior credit agreement (the "Senior Credit Agreement"), of which approximately $23.0 million was drawn in connection with the consummation of the Acquisition,



       (2) Issuance of 12% Series A Senior Subordinated Notes due 2005 (the "Series A Senior Subordinated Notes") of CPI in the aggregate principal amount of $100.0 million (guaranteed by Holding and all of the Company's direct and indirect subsidiaries),

       (3) Issuance of units (the "Units") consisting of 150,000 shares of Series A 14% Senior Redeemable Exchangeable Cumulative Preferred Stock due 2007 (the "Series A Senior Preferred Stock") of CPI and 10,500 shares of common stock of Holding ("Holding Common Stock") for $15.0 million,



       (4) Issuance of 100,000 shares of 14% Junior Cumulative Preferred Stock (the "Junior Preferred Stock") of CPI to Green Equity Investors II, L.P., a Delaware limited partnership ("GEI II") for $10.0 million, and

       (5) Issuance of shares of Holding Common Stock to GEI II and certain members of the senior management of CPI for $20.0 million (including $0.8 million paid by notes from members of senior management).

CPI subsequently exchanged the Series A Senior Subordinated Notes and Series A Senior Preferred Stock, in exchange offers registered under the Securities Act of 1933, for otherwise identical 12% Series B Senior Subordinated Notes due 2005 (the "Notes") and Series B 14% Senior Redeemable Exchangeable Cumulative Preferred Stock due 2007 (the "Senior Preferred Stock"), respectively.

GEI II initiated the Acquisition and currently owns approximately 71.8% of the outstanding shares of Holding Common Stock. Holding, in turn, owns all of the outstanding common stock of CPI. Accordingly, GEI II is able to elect all of the members of the board of directors of Holding and thus to exercise control over Holding's and CPI's business and affairs. Leonard Green & Partners, L.P., a Delaware limited partnership, is an investment advisor to, and an affiliate of the general partner of, GEI II. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions."



Except as the context may otherwise require, the term the "Company" as used in this Form 10-K refers to both the Company and the Predecessor.



PRODUCTS

The Company offers a comprehensive range of microwave and power grid tubes, microwave amplifiers, modulators and various other power supply equipment and devices for use in the communication, radar, electronic countermeasures, industrial, medical and scientific markets. The Company offers over 6,600 products which generally have selling prices from $2,000 to $50,000, with certain products ranging in price up to $1,000,000. These products are consumables and have a finite life based upon hours of usage, operating environment and application. Certain of the Company's products are sold in more than one market depending on the specific power and frequency requirements of the end-user and the physical operating conditions of the environment in which the tube will be located.

Specific products which the Company offers include:

       - TUBES. Helix traveling wave tubes, klystron amplifiers, klystron oscillators, gyrotrons, coupled cavity traveling wave tubes, magnetrons, ring loop traveling wave tubes, cross field amplifiers, extended interaction klystrons, power grid tubes, Klystrodes(R) and inductive output tubes.

       - AMPLIFIERS. Satellite communication amplifiers, instrumentation amplifiers, traveling wave tube transmitters, FET modulators, magnetron modulators, test sets, X-ray generators, Heat WaveTM products, microwave power modules, microwave power boosters, traveling wave tube amplifiers and millimeter wave subsystems.

       - RELATED DEVICES. Diode switches, waveguide assemblies, pressure windows, receiver protectors, hermetic seals, high voltage power supplies and radio frequency cavities.

MARKETS

The Company's products are used primarily to generate, amplify and transmit high-power/high-frequency microwave, electronic and radio frequency signals. End-use applications of these devices include the transmission and amplification of voice, data, and video signals for broadcasting and telecommunications, transmission of radar signals for navigation and location, transmission of false radar signals for electronic countermeasures (e.g., decoys and signal "jammers") and various other uses in the industrial, medical and scientific markets.

In Fiscal 1995, on a pro-forma basis (see Item 6 - Selected Historical and Pro Forma Financial Data elsewhere in this Form 10K), commercial sales, which represent sales for which a U.S. Government entity is not the end-user, represented approximately 74.0% of the Company's total sales. Direct and OEM sales to the U.S. Government represented approximately 26.0% of the Company's total sales. These percentages reflect the Company's development of products for the commercial marketplace. Prior to 1990, the Company's primary customers were U.S. Government agencies and OEMs manufacturing defense-related products. In Fiscal 1989, U.S. Government sales represented approximately 48% of the Company's sales. Since the late 1980s, the United States defense budget has been shrinking; however, in Fiscal 1995, the Company's U.S. Government-related orders showed a slight increase. Management expects that U.S. Government and defense-related end-users will continue to provide a steady source of revenue.

In Fiscal 1995, approximately 69% of sales were derived from U.S. customers, while approximately 31% were derived from international customers. Many domestic OEMs, primarily those in the satellite communications market, export their products, and management estimates that approximately 15% of the Company's sales to U.S. customers ultimately have international end-users. Accordingly, management believes that approximately 42% of Fiscal 1995 sales represent sales to international end-users and approximately 58% of such sales represent sales to U.S. end-users. Excluding sales to the U.S. Government, no single customer accounted for more than 5% of the Company's total sales in Fiscal 1995.

The Company operates in six different markets:

- -    Communications Market - The communications market is comprised of applications for satellite communications ("SatCom") and broadcast sectors. In this market, the Company's products generate, amplify and transmit signals and data within an overall communication system. Sales(1) in the communication market were $110.5 million in Fiscal 1995 compared to $101.8 million for Fiscal 1994 and $101.3 million in Fiscal 1993.

- -    Radar Market - The radar market includes microwave and power grid tubes, amplifiers and related equipment for air, ground and shipboard radar systems. The Company's tubes have been an integral component of radar systems for over four decades. Sales1 in the radar market were $76.9 million for Fiscal 1995, $87.3 million for Fiscal 1994 and $94.9 million in Fiscal 1993.

- -    Electronic Countermeasures Market - The electronic countermeasures market utilizes microwave tubes for systems that provide protection for ships, aircraft and high-value land targets against radar-guided munitions. Sales(1) in the electronic countermeasures market were $20.1 million, $18.8 million and $22.0 million in Fiscal 1995, Fiscal 1994 and Fiscal 1993, respectively.

- -    Industrial Market - The industrial market includes applications for a wide range of systems used for materials processing, instrumentation and voltage generation. On a pro-forma basis, sales in this market were $22.6 million in Fiscal 1995 versus $15.9 million in Fiscal 1994. Industrial sales on a historical combined basis were $22.0 million, $15.6 million and $15.2 million in Fiscal 1995, Fiscal 1994 and Fiscal 1993, respectively.

- -    Medical Market - The Company participates in the diagnostic and treatment sectors of the medical market. In the diagnostic market, the Company provides X-ray generators, including state-of-the-art, high-efficiency, lightweight power supplies and modern digital-based consoles for diagnostic equipment. In the treatment market, the Company provides microwave generators (klystrons) for high-end cancer therapy machines. Pro forma sales in this market were $17.4 million in Fiscal 1995, compared to $17.8 million in Fiscal 1994. On a historical basis, sales in this market were $15.8 million, $15.9 million and $14.6 million in Fiscal 1995, Fiscal 1994 and Fiscal 1993, respectively.

- -    Scientific Market - The scientific market consists primarily of equipment utilized in reactor fusion programs and accelerators for high-energy particle physics, referred to as "Big Science." Sales(1) in the scientific market were $5.7 million, $7.6 million and $7.2 million in Fiscal 1995, Fiscal 1994 and Fiscal 1993, respectively.

- --------------
(1) Represents sales on a historical basis of the combined Predecessor and Successor for Fiscal 1995. Pro-forma adjustments have no effect on this comparison, as there are no sales to Varian in this market.

SALES, MARKETING AND SERVICE

As of September 30, 1995, the Company's 123 direct marketing and sales professionals represent the largest direct sales, service and technical support organization focused exclusively on high-power/high-frequency signal generation, amplification and transmission. The Company's sales and service organization is supplemented by outside representatives and a distributor which service certain lower volume accounts. Each of the Company's sales professionals is responsible for marketing the Company's entire product line. Company sales professionals receive extensive technical training in all of the Company's products, which allows them to provide customers with appropriate technical support, including information on product application and implementation.

In addition to its direct sales force, the Company utilizes 32 external sales organizations and one stocking distributor, Richardson Electronics, Ltd., to service the needs of low volume customers. The majority of the third-party organizations which the Company utilizes are located outside the U.S. and focus primarily on customers in South America, South East Asia, the Far East, the Middle East, Africa and Eastern Europe. Through the use of third-party sales organizations, the Company has been better able to meet the needs of its foreign customers by establishing a local presence in lower volume markets.

The Company also has a specialized network of eight factory service centers for the SatCom replacement market. These service centers are located in California, New Jersey, Amsterdam, Moscow, Tokyo, Singapore, Nanjing and Jakarta.

MANUFACTURING

The Company manufactures over 6,600 products in its six manufacturing locations in North America. The Company has implemented modern manufacturing methodologies based upon "continuous improvement," including JIT materials handling, Demand Flow Technology, Statistical Process Control and Value Managed Relationships with suppliers and customers. The Company has achieved the ISO-9000 international certification standard utilized in the European Community.

The Company's manufacturing process for power supplies, amplifiers and transmitters consists of purchasing, high level assembly, and test. The Company utilizes contract manufacturers whenever possible for subassembly. In the manufacture of tubes, multiple steps are required. The process starts with procurement of raw material and sub-assemblies from qualified suppliers, who often deliver on a JIT basis. Raw materials are then formed, primarily by machining, cleaning and plating certain parts. These steps utilize statistical process control techniques to assure quality and high production yields. Subassembly is then performed to produce a vacuum envelope, the essential part of a tube. This subassembly process is performed utilizing Demand Flow Technology, which helps to minimize inventory. Vacuum assemblies are processed by pumping the atmosphere from the assemblies while heating the assemblies in a furnace and simultaneously charging them with an electrical current. When this step is complete, final assembly and testing is performed on each product before shipment. The Company has developed sophisticated test programs to assure that each product meets operating specifications.

Certain materials necessary for the manufacture of the Company's products, such as molybdenum, OFHC copper, and some cathodes, are obtained from sole, or a limited group of, suppliers. In addition, prices of these raw materials and key components are subject to fluctuation.

COMPETITION

The industries and markets in which the Company operates are highly competitive. The Company encounters intense competition in most of its business areas from numerous other companies (such as Hughes Electronics Corporation, Litton Industries, Inc., English Electric Valve Company (General Electric Company plc), NEC Corporation and Thomson CSF), some of which have resources substantially greater than those of the Company. Some of these competitors are also customers of the Company. The Company's ability to compete in its markets depends to a large extent on its ability to provide high quality products with shorter lead times at a lower price than its competitors, and its readiness in facilities, equipment and personnel.

The Company must also continually engage in effective research and development efforts in order to introduce innovative new products for technologically sophisticated customers and markets. There is an inherent risk that advances in existing technology, including solid state technology, or the development of new technology could adversely effect the Company's financial condition and results of operations. Although solid state devices generally serve end-users' low-power requirements more cost effectively and efficiently than microwave tubes, only microwave tubes currently serve high-power/high-frequency demands. The laws of physics limit the ability of solid state technology to efficiently or cost effectively serve the high-power/high-frequency applications of the Company's customers. These applications' extreme operating parameters necessitate heat dissipation capabilities which are satisfied by the Company's products. The Company's management believes that each technology serves its own niche without significant overlap.

BACKLOG

As of September 29, 1995, the Company had an order backlog of $138.9 million, representing over six months of sales. Although the backlog consists of firm orders for which goods and services are yet to be provided, these orders can be and sometimes are modified or terminated. However, the amount of modifications and terminations has historically not been material compared to total contract volume. The Company's backlog has been relatively stable from year to year, with orders of $136.1 million and $134.0 million outstanding at the end of Fiscal 1994 and Fiscal 1993, respectively.

INTELLECTUAL PROPERTY

The Company owns a number of United States and foreign patents having various expiration dates (collectively, the "Patents"). The Patents are directed to various aspects of the technologies used by the Company in many of its operations. In addition to the Patents, the Company has certain trade secrets, know-how, trademarks and copyrights related to its technology and products. The Company also has acquired certain intellectual property rights and incurred certain obligations through license and research and development agreements with third parties. These agreements may include royalty bearing licenses, technology cross licenses and manufacturing supply agreements. Management does not believe that any single patent or license is material to the success of the Company as a whole. As a result of contracts with the U.S. Government which contain patent and/or data rights clauses, the U.S. Government also has acquired royalty-free licenses or other rights in inventions and technology resulting from certain work done by the Company on behalf of the U.S. Government. The Company also has certain software license agreements with vendors and suppliers which affect the Company's intellectual property rights. The Company generally enters into confidentiality agreements with its employees, consultants and vendors, and generally limits access to and distribution of its proprietary information. The Company maintains an intellectual property protection program designed to preserve the intellectual property assets for the Company's future products. This program includes the filing of new domestic and foreign patent applications, copyright and trademark applications and the pursuit of enforcement of its intellectual property rights. Nevertheless, there can be no assurance that the steps taken by the Company will prevent misappropriation or loss of its technology.

As part of the Acquisition, six United States patents and one United States patent application, and their foreign counterparts, are jointly owned by the Company and Varian along with related trade secrets and know-how, including drawings, manufacturing and testing processes and designs (the "Key Component Technology"). The Key Component Technology relates to the manufacture and testing of certain key electron beam guns and key medical klystrons, and any improvements thereto. Upon the consummation of the Acquisition, the Company and Varian entered into a Cross License Agreement to allocate the rights to the Key Component Technology between the Company and Varian.

In addition, in connection with the consummation of the Acquisition, the Company and Varian entered into a Trademark License Agreement to permit the Company to continue to market, advertise, distribute and sell its products using Varian's trademarks on its products for a period of three years and may identify its products as "formerly made by Varian" for a period of ten years.

EMPLOYEES

As of September 29, 1995, the Company had approximately 1,768 employees. None of the Company's employees is subject to a collective bargaining agreement although a limited number of the Company's sales force members located in Europe are members of work councils or unions. The Company has not experienced any work stoppages and believes that it has good relations with its employees.

Because of the specialized and technical nature of the Company's business, the Company is highly dependent on the continued service of, and on its ability to attract and retain, qualified technical, marketing, sales and managerial personnel. The competition for such personnel is intense, and the failure to retain and/or recruit additional or substitute key personnel in a timely manner, could have a material adverse effect on the Company's business and operating results.

U.S. GOVERNMENT CONTRACTS AND REGULATIONS

Management expects that a decreasing but significant portion of the Company's sales will continue in the foreseeable future to result from contracts with the U.S. Government, either directly or through prime contractors or subcontractors. The Company's business with the U.S. Government is performed under fixed-price and, to a lesser degree, cost-plus contracts. Fixed-price contracts accounted for approximately 88% of the Company's U.S. Government sales in Fiscal 1995. Approximately 12% was performed under cost-plus contracts.

Under fixed-price contracts, the Company agrees to perform certain work for a fixed price and, accordingly, realizes all the benefit or detriment from decreases or increases in the costs of performing the contract. In addition, under U.S. Government regulations, certain costs, including certain financing costs, portions of research and development costs, and certain expenses related to the preparation of competitive bids and proposals and international sales are not reimbursable. The U.S. Government also regulates the methods under which costs are allocated to U.S. Government contracts.

U.S. Government contracts are, by their terms, subject to termination by the U.S. Government either for its convenience or default by the contractor. Cost-plus contracts provide that, upon termination, the contractor is generally entitled to reimbursement of its incurred costs and, if the termination is for convenience, a fee proportionate to the percentage of the work completed under the contract is permitted. If the termination is for default, a contractor may also receive a fee proportionate to any items delivered to and accepted by the U.S. Government. Fixed-price contracts provide for payment upon termination for items delivered to and accepted by the U.S. Government, and, if the termination is for convenience, for reimbursement of its other incurred costs and a reasonable profit on incurred costs. If a contract termination is for default, however, (i) the contractor is paid an amount agreed upon for completed and partially completed products and services accepted by the U.S. Government, (ii) the U.S. Government is not liable for the contractor's incurred costs with respect to unaccepted items, and is entitled to repayment of advance payments and progress payments, if any, related to the terminated portions of the contracts and (iii) the contractor may be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

In addition to the right of the U.S. Government to terminate, U.S. Government contracts are conditioned upon the availability of Congressional appropriations. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take many years. Consequently, at the outset of a major program, multi-year contracts are usually funded for only the first year (including any termination penalty), and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years.

The Company's contracts with foreign governmental defense agencies are subject to certain similar limitations and risks as those encountered with U.S. Government contracts. Licenses are required from U.S. Government agencies to export many of the Company's products. Certain of the Company's products are not permitted to be exported.

Holding and Varian submitted the appropriate documentation requests and have agreed to use commercially reasonable efforts to enter into novation agreements with the U.S. Government, as required by federal procurement regulations applicable to contracts between or relating to the Predecessor and the U.S. Government (the "Acquired Government Contracts") which were acquired by the Company in connection with the Acquisition. Such novation agreements are expected to provide, among other things, that the Company assumes all obligations under the Acquired Government

Contracts and that the U.S. Government recognizes the transfer to the Company of the Acquired Government Contracts and related assets. Because a significant portion of the Company's sales are made pursuant to the Acquired Government Contracts, failure by the Company to obtain the required novations could have a material adverse effect on the Company's financial condition and results of operations.

Due to its business with the U.S. Government, the Company may also be subject to "qui tam" (whistle blower) suits brought by private plaintiffs in the name of the U.S. Government upon the allegation that the Company submitted a false claim to the U.S. Government, as well as to false claim suits brought by the U.S. Government. A judgment against the Company in a qui tam or false claim suit could cause the Company to be liable for substantial damages and could carry penalties of suspension or debarment which would make the Company ineligible to be awarded any U.S. Government contracts for a period of up to three years and, thereby, could potentially have a material adverse effect on the Company's financial condition and results of operations.

Similar to other companies which derive a substantial portion of their sales from contracts with the U.S. Government for defense-related products, the Company is subject to business risks, including changes in governmental appropriations, national defense policies or regulations and availability of funds. Any of these factors could adversely affect the Company's business with the U.S. Government in the future.

ENVIRONMENTAL MATTERS

The Company is subject to a wide variety of federal, state and local environmental laws and regulations which are subject to change and utilizes in its operations a number of chemicals which are classified as hazardous or similar substances. It is difficult to predict what impact these environmental laws and regulations may have on the Company in the future. Restrictions on chemical uses or certain manufacturing processes could restrict the ability of the Company to operate in the manner in which the Company is currently operated or is permitted to be operated. Although Varian is currently involved in a substantial long-term remediation program relating to the past operations of the Predecessor, management believes that the Company's current operations are in substantial compliance with current environmental laws and regulations. Nevertheless, it is possible that the Company may experience releases of certain chemicals to environmental media, either from its own operations or properties or from third-party operations or properties (such as off-site landfills), which could constitute violations of environmental law (and have an impact on its operations) or which could cause the incurrence of material cleanup costs or other damages. For these reasons, the Company is involved from time to time in legal proceedings involving compliance with environmental requirements applicable to its ongoing operations, and may be involved in legal proceedings involving exposure to chemicals or the remediation of environmental contamination from past or present operations. Because certain environmental laws impose joint, several, strict and retroactive liability upon current owners or operators of facilities from which there have been releases of hazardous substances, the Company could be held liable for remedial measures or other damages (such as liability for personal injury actions) at properties it owns or utilizes in its operations, even if the contamination was not caused by the Company's operations.


Varian has agreed to indemnify the Company, to the extent permissible by law, for environmental claims arising from the Predecessor's operations prior to the consummation of the Acquisition, subject to certain exceptions and limitations. See "Business - Relationship with Varian - Acquisition Agreement." With certain limited exceptions, the Company is not indemnified by Varian for environmental claims arising from the Company's operations after the consummation of the Acquisition. There can be no assurance that material costs or liabilities will not be incurred by the Company in connection with proceedings or claims related to environmental conditions arising from the Company's operations. In addition, although Varian will retain financial and other responsibility for certain environmental liabilities of the Predecessor, including those for which, under law, the Company would otherwise be responsible, there can be no assurance that Varian will reimburse the Company for any particular environmental costs or do so in a timely manner. Although the Company believes that Varian currently has sufficient financial resources to satisfy its environmental indemnification obligations to the Company, because of the long-term nature of many of Varian's remediation obligations, there can be no assurance that Varian will continue to have the financial resources to comply fully with its indemnification obligations to the Company. Unreimbursed liabilities arising from environmental claims, if significant, could have a material adverse effect on the Company's results of operations and financial condition.

The Company is aware that Varian is engaged in certain ongoing environmental investigatory and remedial work, which is in various stages of completion. Varian has indemnified the Company, to the extent permissible by law, for environmental claims arising from the operation of the Predecessor prior to the consummation of the Acquisition, subject to certain exceptions and limitations. Based on information currently available to the Company, the following provides a summary of the investigatory and remedial work being undertaken at the various properties owned or utilized by the Predecessor with respect to its operations.

PALO ALTO, CALIFORNIA. As a result of actual and threatened claims brought by other property owners and the State of California with regard to contamination present under and emanating from the Company's facilities located at the Palo Alto, California property (which facilities are leased by way of assignment and subleased by the Company and which serves as the Company's headquarters and one of its principal manufacturing complexes containing two manufacturing facilities), Varian has entered into a consent order (the "Palo Alto Consent Order") with the California Environmental Protection Agency. In accordance with the Palo Alto Consent Order, Varian has submitted, and the regulatory agencies have approved, a Remedial Action Plan to investigate and remediate groundwater and soil vapor contamination at the affected property to acceptable levels. Varian has entered into an agreement with the master lessor of the property pursuant to which it is obligated to comply with the remediation obligations under the Palo Alto Consent Order. As a sublessee or assignee of the property, the Company's right to continued occupancy of these premises will be dependent upon Varian's fulfillment of its responsibilities to the master lessor, including its obligation to comply with the Palo Alto Consent Order.

The Palo Alto, California facilities are also known to be within areas of regional groundwater contamination, which contamination is being addressed by federal and state environmental regulatory agencies. The Palo Alto, California property is adjacent to the Hewlett-Packard 640 Page Mill Road National Priorities List Site (the "HP Site") listed pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). As a result of allegations that contamination resulting from Varian's historical operations, including its operations of the Predecessor, has migrated from that property to the HP Site and elsewhere, the Company is aware that Varian, as well as Hewlett-Packard and Stanford University, has been named in an order issued by the San Francisco Bay Regional Water Quality Control Board, and that Varian, together with Hewlett-Packard, is remediating a portion of the HP Site known as the California-Olive-Emerson Operable Unit, principally through the use of a groundwater treatment system, in response to that order.

The Palo Alto, California property is also adjacent to the Hillview-Porter State Study Area ("Hillview-

Porter State Study Area ("Hillview-Porter Site") identified by the California Environmental Protection Agency. Varian has not been named as a potentially responsible party in connection with the Hillview-Porter Site, although the Company is aware that allegations have been made that this property has impacted, and been impacted by, the Hillview-Porter Site.

Although liability under environmental laws such as CERCLA is strict, there often are a number of parties responsible for regional contamination, and such parties often will allocate the remedial action costs among themselves, taking into consideration equitable and other factors. Several potentially responsible parties, including Hewlett-Packard and Varian, have been identified by the United States Environmental Protection Agency with respect to the HP Site, and several potentially responsible parties, currently not including Varian, have been identified by the California Environmental Protection Agency with respect to the Hillview-Porter Site.

SALT LAKE CITY, UTAH. Prior to the acquisition and use by Varian of the Salt Lake City, Utah property, such property was used for other industrial purposes, including the manufacturing of munitions. As a result of actual and threatened claims brought by other property owners and the State of Utah with regard to groundwater contamination present under and emanating from the Salt Lake City facility, Varian has entered into a consent order (the "Salt Lake City Consent Order") with the State of Utah. Pursuant to the terms of the Salt Lake City Consent Order, Varian has installed a groundwater remediation system to address the groundwater and soil contamination conditions.

OTHER FACILITIES. The Company's other main manufacturing facilities, which are located in San Carlos and Santa Clara, California, Beverly, Massachusetts, and Georgetown, Ontario, Canada, all have soil and groundwater contamination which either may or does require remediation. Pursuant to legal requirements, Varian has installed a groundwater remediation system which is presently in operation at the Beverly property. In addition, the Company is aware that an action has been commenced against Varian by adjoining property owners and others, and that other claims may be made, with respect to off-site contamination allegedly emanating from the Beverly, Massachusetts facility.

The Company recently identified the need to obtain, amend and/or update certain environmental permits and authorizations and to incur certain necessary costs in connection with facility modifications to comply with such permits and authorizations. The Company does not believe that the costs of achieving such compliance or making such modifications will be material.

RELATIONSHIP WITH VARIAN

The Company continues to maintain certain relationships with Varian arising from the Predecessors' previous relationship with Varian and arising under the Acquisition Agreement and the Ancillary Agreements (as defined below). The descriptions of certain of such relationships set forth below are qualified in their entirety by reference to the full texts of documents relating thereto, copies of which are included as exhibits to this Annual Report on Form 10K.

Acquisition Agreement. The Acquisition Agreement contains customary representations, warranties and covenants. The Company and Varian agreed to indemnify one another for breaches of representations and warranties contained in the Acquisition Agreement or the ancillary agreements executed in connection therewith (the "Ancillary Agreements"), provided claims with respect thereto are asserted on or before December 31, 1996. With respect to such breaches of representations and warranties, no claims under the indemnity may be asserted against the Company or Varian by the other party unless such claims exceed $2.0 million in the aggregate, but the indemnitor is obligated to indemnify the indemnitee for the full amount of all such claims once the $2.0 million threshold is satisfied, up to a maximum liability of ten percent (10%) of the Purchase Price.

In addition, pursuant to the terms of the Acquisition Agreement, Varian agreed to indemnify and reimburse the Company for all losses arising from breaches of covenants and agreements of Varian in the Acquisition Agreement and the Ancillary Agreements, all Retained Liabilities (as defined in the Acquisition Agreement), environmental claims arising from the pre-closing operation of the Predecessor (as more fully described below), certain matters pertaining to Varian's interest in its Palo Alto, California and Santa Clara, California facilities, and certain other matters as specified in the Acquisition Agreement. In turn, the Company agreed to indemnify and reimburse Varian for all losses arising from breaches of covenants and agreements of the Company in the Acquisition Agreement and the Ancillary Agreements, all Assumed Liabilities, environmental claims arising from the post-closing operation of the Predecessor (as more fully described below), and certain other matters as specified in the Acquisition Agreement. As to such indemnification obligations of Varian and the Company, there are no time or dollar limitations. The indemnification provisions in the Acquisition Agreement and the Ancillary Agreements are generally intended to be the exclusive remedies of the parties with respect to such agreements, subject to certain exceptions.

The environmental indemnification provisions of the Acquisition Agreement provide generally that environmental liabilities of the Predecessor are retained by Varian to the extent they arise from the pre-closing operation of the Predecessor and are the obligations of the Company to the extent they arise from the post-closing operation of the Predecessor, subject to certain exceptions. Specifically, pursuant to the Acquisition Agreement, Varian agreed to indemnify the Company for liabilities related to environmental claims arising from the following: (i) Varian's possession or use of the acquired properties before the closing, (ii) violations (or purported violations) of environmental laws resulting from pre-closing conditions or activities at the acquired properties,
(iii) hazardous materials present at the acquired properties as of the closing,
(iv) disposal (other than by the Company or its agents) of hazardous materials generated by Varian before the closing, and (v) post-closing releases of hazardous materials by Varian resulting from the ongoing operation of Varian's business. In addition to the foregoing and notwithstanding any other provision of the Acquisition Agreement, Varian agreed to indemnify the Company against third party claims arising out of, and to repair, subject to certain conditions, pre-closing environmental conditions that constitute violations of environmental laws, plus contamination arising from such conditions both before and after the closing, to the extent the Company discovers such conditions within the six months following the closing. The Acquisition Agreement provides that Varian will have exclusive control of and sole discretion as to the investigation and remediation of matters for which it is required to indemnify the Company. Varian is required to undertake such actions in compliance with all applicable laws, and without unreasonably interfering with the conduct of the Company.

In turn, the Company agreed to indemnify Varian for liabilities related to environmental claims arising from the following: (i) the Company's possession or use of the acquired properties after the closing, (ii) violations (or purported violations) of environmental laws resulting from post-closing conditions or activities at the acquired properties (subject to the Company's rights with respect to conditions and related contamination discovered within the first six months following the closing, as described above), (iii) any incremental costs incurred by Varian as a result of the Company's introduction of hazardous materials at the acquired properties after the closing, (iv) disposal of hazardous materials by the Company or its agents after the closing, and (v) the post-closing migration of hazardous materials that were present before the closing or the post-closing exacerbation of environmental conditions existing before the closing, but in each case only to the extent resulting from the Company's active negligent conduct. In the event of post-closing releases, the Company is required to respond to and remediate certain types of such releases at its expense. However, in the event of post-closing releases which contribute to existing groundwater contamination which is otherwise being remediated by Varian, Varian agreed to treat such contaminated groundwater, to the extent required and if it is feasible to do so, using its own treatment systems. The Company will be required to reimburse Varian for Varian's incremental costs related thereto.

Pursuant to the Acquisition Agreement, Varian's environmental indemnification obligations do not extend to the following: (i) liabilities for certain building materials, such as asbestos, and hazardous materials that are lawfully present, used or stored at the acquired properties as of the closing (other than liabilities for personal injuries related thereto), (ii) claims asserted by the Company or its successors for diminution in property value or consequential damages caused by the presence of hazardous materials at the acquired properties, or (iii) environmental response actions other than those required by the Acquisition Agreement, governmental order or self-executing environmental laws.

If a dispute arises as to whether and the extent to which a release of hazardous materials occurred before or after the closing, Varian has agreed to bear the burden of proof as to such matter by a preponderance of the evidence. In the event that both Varian and the Company are partly responsible for a particular environmental liability, such liability will be allocated between the parties in accordance with their respective contributions to such liability.

If there is a dispute concerning the indemnification of only a portion of a claim, the indemnitor is required to immediately assume full responsibility for the undisputed portion of the claim. Any dispute between Varian and the Company will be settled by arbitration. The arbitrator is authorized to allocate fees and costs based upon the respective merits of the parties' respective positions in the dispute.

Transitional Services Agreement. Pursuant to the terms of the Transitional Services Agreement (the "Transitional Services Agreement") between Varian and the Company, Varian provides certain services to the Company in order to facilitate the transition of the Company to a stand-alone operation. Such services include, among other things, training with respect to international product orders, export license applications and general financial services, certain management information services, payroll processing, and monitoring of security systems and fire alarms. In addition, the Company provides transitional services to Varian related to certain of Varian's non-United States operations. Services will generally be provided for a period of two years following the closing of the Acquisition (with shorter periods for certain services), subject to the right of the party who receives such service to terminate any service it receives upon 30 days' notice. In addition, in connection with the separation and creation of independent utilities and systems at the Company's facilities, the Transitional Services Agreement requires Varian to pay or reimburse the Company (in some cases), subject to certain limitation.

Key Component Agreement. Pursuant to the Key Components Supply Agreement (the "Key Component Agreement") between the Company and Varian, during the term thereof, the Company is required to meet Varian's requirements for certain key electron beam guns and key medical klystrons and any improvements thereto (the "Key Components"), provided that the Company may discontinue production of any Key Component as to which Varian fails to maintain certain specified purchase levels. In addition, the Company is prohibited from selling any Key Component that Varian continues to purchase from the Company to any third person for use within the Varian Field of Use (as defined below). In turn, during the term of the Key Component Agreement, Varian is required to purchase all of its requirements for Key Components from the Company, except for certain specified Key Components as to which Varian will be permitted to purchase a portion of its requirements from other sources. The preceding provisions are effective as to all Key Components for a period of five years following the closing of the Acquisition and, at Varian's election with respect to any one or more of the Key Components, for a period of five years thereafter.

Varian has the right to elect to purchase Key Components from sources other than the Company and to enforce certain rights under the Cross License Agreement (as defined below) in the event of failures in the quality, quantity or timely delivery of Key Components produced by the Company or the obsolescence of the Company's Key Components.

Cross License Agreement. Pursuant to the Cross License Agreement (the "Cross License Agreement"), for a period of 10 years from the closing of the Acquisition, Varian has exclusive rights relating to the Key Component Technology as it relates to medical and industrial linear accelerators (the "Varian Field of Use"). In all other areas, the Company retains the exclusive right to utilize the Key Component Technology. At the end of the term of the Cross License Agreement, Varian is obligated to transfer its entire interest in the Key Component Technology to the Company, with Varian retaining only a non-exclusive license to make, use or sell Key Component Technology for use in the Varian Field of Use. The Company has the unrestricted and exclusive right to utilize the Key Component Technology in fields other than the Varian Field of Use and the right to utilize Key Component Technology in order to supply Key Components to Varian for use within the Varian Field of Use pursuant to the Key Component Agreement. See "- Key Component Agreement" The Cross License Agreement also grants mutual non-exclusive licenses under Varian's and the Company's intellectual property rights to the extent necessary to permit both the Company and Varian to continue to conduct their respective businesses as they did as of the closing date.

Trademark License Agreement. Generally, under the terms of the Trademark License Agreement, the Company is licensed to use Varian trademarks on its products for a period of three years from the closing of the Acquisition (although during the third year Varian trademarks may only be used in connection with the Company's own trademarks), provided that such products either were manufactured by the Predecessor as of the date of consummation of the Acquisition or are derivatives or improvements thereof. After the third year, the Company may not use any Varian trademarks alone, but for an additional seven years may identify such products as "formerly made by Varian". At the expiration of ten year period, the Company will not be permitted to utilize any Varian trademarks.

ITEM 2:       PROPERTIES

The Company owns, leases or subleases manufacturing, assembly, warehouse, service and office properties having an aggregate floor space of approximately 1,306,000 square feet, of which approximately 121,000 are leased or subleased to third parties. The table below provides summary information regarding principal properties owned or leased by the Company:


                                                   (square footage)

              Property(a)                     Owned            Leased/Subleased
              ----------                      -----            ----------------
San Carlos, California................          320,000(b)
Beverly, Massachusetts................          251,000(c)
Georgetown, Ontario, Canada...........          126,000
Santa Clara, California...............            -                 107,000(d)
Palo Alto, California.................            -                 429,000(e)
Various locations.....................            -                  24,000(f)

     (a) In addition to the properties listed, the Company also utilizes approximately 49,000 square feet of space at Varian's Salt Lake City, Utah facility, whose primary occupant is Varian's Healthcare Systems business. The Company has subleased its Salt Lake City facility from Varian for a period not to extend beyond August 11, 1997.

     (b) The San Carlos, California square footage includes approximately 41,000 square feet leased to a tenant which provides services to the Company and others.

     (c) The Beverly, Massachusetts square footage includes approximately 46,000 square feet leased to two tenants.

     (d) This facility is leased by way of assignment of Varian's lessee interest. The Santa Clara, California footage includes approximately 4,000 square feet initially subleased back to Varian.

     (e) This facility is primarily leased by way of assignment of Varian's lessee interest with the remainder subleased from Varian. The Palo Alto, California footage includes approximately 33,000 square feet initially subleased back to Varian.

     (f) Includes 5 leased facilities (aggregating approximately 8,000 square feet) to be occupied entirely by the Company and 13 foreign shared use facilities which the Company is sharing for varying periods of time with Varian pursuant to a shared use agreement.

These facilities are currently not utilized to their full capacity. The Company believes its properties are adequate for the needs of the Company. The Company's lenders under the Senior Credit Agreement have the right to a security interest in all of the Company's interest in the real property that it owns and leases, and have taken a security interest in the Company's real property located in Beverly, Massachusetts and Georgetown, Ontario, Canada.

The Company's right to continued occupancy of the leased and subleased premises is dependent upon Varian's compliance with its obligations to the master lessor. In particular, the Company's headquarters and one principal complex, including two of the Company's manufacturing facilities, located at the Palo Alto, California site adjacent to Varian's world headquarters and primary manufacturing facilities, are leased by way of assignment or subleased from Varian. Therefore, the Company's occupancy rights are dependent on Varian's fulfillment of its responsibilities to the master lessor, including its obligation to continue environmental remediation activities under a consent order with the California Environmental Protection Agency. The consequences of the loss by the Company of such occupancy rights could include the loss of valuable improvements and favorable lease terms, the incurrence of substantial relocation expenses and the disruption of the Company's business operations.

ITEM 3:       LEGAL PROCEEDINGS

The Company is involved from time to time in various legal proceedings and is the subject of various cost accounting and other government pricing claims. Pursuant to the Acquisition Agreement, Varian has agreed to indemnify the Company against liabilities arising from litigation and governmental claims pertaining to the operation of the Predecessor prior to the consummation of the Acquisition. Accordingly, management believes that litigation and governmental claims pending against Varian and relating to the operation of the Predecessor prior to the Acquisition will not have a material adverse effect on the Company's financial condition or results of operations. See "Business Environmental Matters."

ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 29, 1995.

                                     PART II

ITEM 5:       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
              RELATED SHAREHOLDER MATTERS.

CPI is a wholly-owned subsidiary of Holding. Neither CPI's nor Holding's common stock is publicly traded. No cash dividends have been declared on the common stock of the Company during the period ended September 29, 1995. Restrictive covenants in the Senior Credit Agreement generally restrict the declaration or payment of dividends on the Company's common stock. The Notes also restrict the declaration and payment of dividends unless the Company satisfies certain financial covenants, among other things.

ITEM 6:       SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA


The historical and pro forma financial data set forth below for Fiscal 1993 and Fiscal 1994 have been derived from the historical audited financial statements of the Predecessor audited by Coopers & Lybrand L.L.P., independent public accountants, and for Fiscal 1995 by KPMG Peat Marwick LLP, independent public accountants, whose reports appear elsewhere in this Form 10-K. The information contained in this table should be read in conjunction with the information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as the historical audited financial statements of Holding and CPI (and the Predecessor) included elsewhere in this Form 10-K. As a consequence of the Acquisition, effective August 11, 1995, each of Holding and CPI is deemed for financial reporting purposes to have become a new reporting entity ("Successor") on the following date and periods subsequent to the August 11, 1995 date reflect the allocation of the costs of the Acquisition to assets and liabilities based on estimates of fair values in accordance with the purchase method of accounting. Accordingly, the results of operations of Successor subsequent to August 11, 1995 are not fully comparable to the results of the operations of the Company as constituted prior to such date. In particular, operating results subsequent to August 11, 1995 reflect incremental depreciation and amortization relating to the purchase method adjustments referred to above and other interest charges relating to new indebtedness related to the Acquisition.

SELECTED FINANCIAL DATA

                                                                Predecessor                                           Successor
                                    ---------------------------------------------------------------------------------------------
 (Dollars in Thousands)              52 Weeks        53 Weeks         52 Weeks         52 Weeks         45 Weeks       7 Weeks
                                       Ended           Ended           Ended            Ended            Ended          Ended
                                    October 3,      October 2,       October 1,      September 30,      August 12,    September 29,
                                       1991            1992             1993             1994             1995           1995
                                    -----------    ------------    -------------    -------------    -------------  -------------
CPI AND HOLDING STATEMENT
OF OPERATIONS DATA:
Sales                               $   311,450         270,160          255,295          246,890          214,677         36,398
Cost of sales                           238,433         222,137          198,625          186,996          160,156         27,634
                                    -----------    ------------    -------------    -------------    -------------  -------------
Gross profit                             73,017          48,023           56,670           59,894           54,521          8,764
Marketing, general and
     administrative before
     corporate allocations               31,183          28,997           27,068           25,583           26,071          6,013
Research and development                  9,641           7,796            7,565            7,619            7,429          1,198
Corporate allocations                    14,150          11,961           11,776           11,273           11,160              0
Write-off of acquired in-process
     research and development                 -               -                -                -                -         31,363
                                    -----------    ------------    -------------    -------------    -------------  -------------
Operating income (loss)                  18,043            (731)          10,261           15,419            9,861        (29,810)
Interest expense                              -               -                -                -                -          2,497
Income tax expense (benefit)              6,856            (278)           3,899            5,859            3,649         (2,709)
                                    -----------    ------------    -------------    -------------    -------------  -------------
Net earnings (loss)                 $    11,187            (453)           6,362            9,560            6,212        (29,598)
                                    ===========    ============    =============    =============    =============  =============
Depreciation and amortization             9,874          10,134           11,545           12,395           11,165            941
Capital expenditures*                    12,392           8,173            7,278           10,698            6,063            880
Non-recurring capital
     expenditures*                            -           1,653            2,536            4,115                -              -

                                                             Predecessor                                                Successor
                                    --------------------------------------------------------------                   -------------
                                    October 3,      October 2,       October 1,      September 30,                   September 29,
                                       1991            1992             1993             1994                            1995
                                    ------------    ------------    -------------    -------------                   -------------
CPI BALANCE SHEET DATA:
Working capital                     $    97,138          82,348           67,302           60,421                          35,204
Total assets                            205,078         180,135          169,619          162,149                         214,902
Total equity (deficit)                  152,861         137,115          125,657          119,854                          (1,538)
Long-term debt and
  redeemable preferred stock                  -               -                -                -                         151,260
HOLDING BALANCE SHEET DATA:
Working capital                     $    97,138          82,348           67,302           60,421                          35,204
Total assets                            205,078         180,135          169,619          162,149                         214,902
Total equity (deficit)                  152,861         137,115          125,657          119,854                         (10,884)
Long-term debt and
    redeemable preferred stock                -               -                -                -                         151,260

- --------------
* Capital expenditures exclude the one-time costs of seismic retrofits, which are substantially completed, at certain of the Company's manufacturing facilities. These costs are presented separately as "Non-recurring Capital Expenditures".

UNAUDITED PRO FORMA CONSOLIDATED CONDENSED INCOME STATEMENTS


The unaudited pro forma consolidated condensed income statements of Holding and CPI have been prepared by the Company's management from historical income statements included in this Form 10-K. The unaudited pro-forma consolidated condensed income statements for Fiscal 1995 and Fiscal 1994 reflect adjustments as if the Acquisition had occurred on September 30, 1994 and October 1, 1993, respectively.

These unaudited pro forma financial statements should be read in conjunction with the notes included herewith, the Predecessor's audited financial statements and notes thereto for Fiscal 1995 and Fiscal 1994 and "Management's Discussion and Analysis of Financial Condition and Results of Operations." included elsewhere in this Form 10-K. These unaudited pro forma financial statements do not purport to represent what Holding's or CPI's results of operations would have been had the Acquisition and the financing therefor occurred on the date specified, or to project Holding's or CPI's results of operations for any future period or date. The pro forma adjustments described in the accompanying notes are based upon certain assumptions that management of the Company believes are reasonable in such circumstances. In the opinion of management, all adjustments have been made that are necessary to present fairly the pro forma data.

          Unaudited Pro Forma Consolidated Condensed Income Statements

                                                                    For the 52 Weeks Ended September 29, 1995
                                                     ------------------------------------------------------------------------------
                                                     Predecessor        Successor                                       ProForma
                                                    45 Weeks Ended     7 Weeks Ended                                 52 Weeks Ended
                                                      August 11,       September 29,       Pro Forma                 September 29,
                                                         1995              1995            Adjustments                    1995 (c)
                                                     ------------     -------------      -------------------------   -------------
                                                                               (Dollars in thousands)
CONSOLIDATED STATEMENT OF OPERATIONS OF CPI:
  Sales                                              $    214,677            36,398             2,170 (i)                 253,245
  Cost of sales                                           160,156            27,634               591 (i)                 180,144
                                                                                               (5,837)(ii)
                                                                                               (2,400)(iii)
                                                     ------------     -------------      ------------                -------------
  Gross profit                                             54,521             8,764             9,816                       73,101
  Research and development                                  7,429             1,198                                          8,627
  Marketing                                                17,506             2,763                                         20,269
  General and administrative                               19,725             3,250           (10,532) (iv)                 13,162
                                                                                                  885  (v)
                                                                                                 (166) (vi)
  Write-off of acquired in-process
       research and development                                              31,363           (31,363) (viii)
                                                     ------------     -------------      ------------                -------------
  Operating income (loss)                                   9,861           (29,810)           50,992                       31,043
  Interest expense                                              -             2,497            15,240  (vii)                19,077
                                                                                                1,340  (vii)
                                                     ------------     -------------      ------------                -------------
  Earnings (loss) before income taxes                       9,861           (32,307)           34,412                       11,966
  Provision (benefit) for income taxes                      3,649            (2,709)            3,846  (ix)                  4,786
                                                     ------------     -------------      ------------                -------------
  Net earnings (loss)                                       6,212           (29,598)           30,566                        7,180
  Dividends on preferred stock                                  -                 -             3,776  (x)                   3,776
                                                     ------------     -------------      ------------                -------------
  Earnings attributable to Common
  Stock                                              $      6,212           (29,598)           26,790                        3,404
                                                     ============     =============      ============                =============
CERTAIN CONSOLIDATED STATEMENT OF OPERATIONS
INFORMATION OF HOLDING:
  Operating income (loss) of Holding                        9,861           (29,810)           50,992                       31,043
  Interest expense                                              -             2,497            16,580  (vii)                19,077
  Preferred dividends of
       consolidated subsidiary                                  -                 -             3,776  (x)                   3,776
                                                     ------------     -------------      ------------                -------------
  Earnings (loss) before income taxes                       9,861           (32,307)           30,636                        8,190
  Provision (benefit) for income taxes                      3,649            (2,709)            3,846  (ix)                  4,786
                                                     ------------     -------------      ------------                -------------
  Net earnings (loss)                                       6,212           (29,598)           26,790                        3,404
                                                     ============     =============      ============                =============
OTHER FINANCIAL DATA OF CPI AND HOLDING:
  Depreciation and amortiza$ion(a)                   $     11,165               941                                          6,988
  EBITDA (b) (c)                                           21,026             2,494                                         38,031
  Cash interest expense (a)                                     -             2,497                                         17,737
  Ratio of EBITDA to
       cash interest expense (b)                              N/A               N/A                                          2.14x

- ----------------
(a)  Excludes amortization of deferred debt issuance costs.

(b) EBITDA represents earnings before provision for income taxes, interest expense, depreciation and amortization and the write-off of acquired in-process research and development. EBITDA and the ratio of EBITDA to cash interest expense are presented because they may be used by some investors as a financial indicator of the ability to service or incur indebtedness. EBITDA should not be considered as an alternative to net income, as a measure of operating results or cash flows as a measure of liquidity.

(c) As described in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K, certain events occurred during the fourth quarter of Fiscal 1995 which may not be indicative of future operating results.

The following pro forma financial statements were included by CPI in the Registration Statement for the Exchange Offers filed in November, 1995, and were based upon preliminary estimates of the fair values of the net assets acquired. These pro forma statements have not been adjusted to reflect final values because the effect of the finalization of the estimates does not materially affect the amounts previously presented.


                                                                    For the 52 Weeks Ended September 30, 1994
                                                   --------------------------------------------------------------------------
                                                                                    Pro Forma
                                                    Historical                     Adjustments                   Pro Forma
                                                   -------------            --------------------------          -------------
                                                                             (Dollars in thousands)

CONSOLIDATED STATEMENT OF OPERATIONS OF CPI:
  Sales                                         $     246,890                    2,145 (i)                          249,035
  Cost of sales                                       186,996                      412 (i)                          182,038
                                                                                (5,370)(ii)
                                                 ------------            -------------                        -------------
  Gross profit                                         59,894                    7,103                               66,997
  Research and development                              7,619                                                         7,619
  Marketing                                            19,476                                                        19,476
  General and administrative                           17,380                   (6,356)(iv)                          12,457
                                                                                 1,627 (v)
                                                                                  (194)(vi)
                                                 ------------            -------------                        -------------
  Operating income                                     15,419                   12,026                               27,445
  Interest expense                                          -                   17,737(vii)                          19,233
                                                                                 1,496(vii)
                                                 ------------            -------------                        -------------
  Earnings before income taxes                         15,419                   (7,207)                               8,212
  Provision for income taxes                            5,859                   (2,574)(ix)                           3,285
                                                 ------------            -------------                        -------------
  Net earnings                                          9,560                   (4,633)                               4,927
  Dividends on preferred stock                              -                    3,776 (x)                            3,776
                                                 ------------            -------------                        -------------
  Earnings attributable to
  Common Stock                                   $      9,560                   (8,409)                               1,151
                                                 ============            =============                        =============
CERTAIN CONSOLIDATED STATEMENT OF OPERATIONS
  INFORMATION OF HOLDING:
  Operating income (loss) of Holding                   15,419                   12,026                               27,445
  Interest expense                                          -                   19,233 (vii)                         19,233
  Preferred dividends of
       consolidated subsidiary                              -                    3,776 (x)                            3,776
                                                 ------------            -------------                        -------------
  Earnings (loss) before income taxes                  15,419                  (10,983)                               4,436
  Provision (benefit) for income taxes                  5,859                   (2,574)(ix)                           3,285
                                                 ------------            -------------                        -------------
  Net earnings                                          9,560                   (8,409)                               1,151
                                                 ============            =============                        =============
OTHER FINANCIAL DATA OF HOLDING AND CPI:
  Depreciation and amortiza$ion(a)                     12,395                                                         8,458
  EBITDA (b)                                           27,814                                                        35,903
  Cash interest expense (a)                                 -                                                        17,737
  Ratio of EBITDA to
       cash interest expense (b)                          N/A                                                          2.02x

- --------------------------

(a)  Excludes amortization of deferred debt issuance costs.

(b) EBITDA represents earnings before provision for income taxes, interest expense, depreciation and amortization. EBITDA and the ratio of EBITDA to cash interest expense are presented because they may be used by some investors as a financial indicator of the ability to service or incur indebtedness. EBITDA should not be considered as an alternative to net income, as a measure of operating results or cash flows as a measure of liquidity.

      Notes to Unaudited Pro Forma Consolidated Condensed Income Statements



(i) Reflects the pro forma increase, under the terms of the product supply agreements between CPI and Varian entered into in connection with the consummation of the Acquisition, in the historical pricing of sales and purchases between CPI and Varian.



(ii) Represents an adjustment to depreciation for the 45 week period ending August 11, 1995 and the 52 week period ending September 30, 1994 based on the estimated fair values of fixed assets acquired.

(iii) Represents the portion of the purchase price allocated to inventory which was charged to cost of sales for the 7 week period ending September 29, 1995.

(iv)   Reflects pro forma adjustments relating to:

     (a) the reduction in facility costs as a result of (i) the difference between previously allocated corporate rent and the estimated depreciation and facility cost on owned facilities, and (ii) a purchase accounting adjustment to reflect management's plan to eliminate certain excess space which is currently vacant.

     (b) the elimination of previously allocated costs for corporate services no longer required on a stand alone basis, principally representing allocations for environmental remediation costs to be retained by Varian and for office space at Varian's corporate headquarters.

     (c) cost reductions from outsourcing corporate services calculated as the difference between the amounts previously allocated for management information systems, group insurance and legal counsel and the agreed amounts with outside providers for these services on a stand alone basis.

     (d) the reduction of executive management compensation expense as a result of the replacement of Varian management compensation plans with revised compensation programs. This reduction is primarily due to lower management bonuses as a result of increased management ownership.

     (e) non-recurring expenses incurred during the seven week period ended September 29, 1995 as a direct result of the Acquisition.

     The adjustments for each component are as follows:


                         52 weeks ended               52 weeks ended
                       September 29, 1995           September 30, 1994
              -------------------------------------------------------------------
(a)                       $      3,279                $       2,152
(b)                              1,176                          772
(c)                              1,882                        1,235
(d)                              3,347                        2,197
(e)                                848                            -
                          ------------                -------------
                          $     10,532                $       6,356
                          ============                =============

(v) Represents the amortization of goodwill resulting from the Acquisition, calculated for the 45 week period ending August 11, 1995 and the 52 week period ending September 30, 1994, over an estimated life of 25 years.

(vi) Represents the reduction in amortization due to the elimination of purchased goodwill.

               Notes to Unaudited Pro Forma Consolidated Condensed Income Statements, continued

(vii) Represents the estimated interest expense from the use of borrowings to finance the Acquisition and future working capital requirements, plus the amortization of deferred debt issuance costs.

(viii) Represents the one-time write-off of acquired in-process research and development.

(ix)   The tax effect of using a 40% rate on pro forma income before taxes.

(x) Preferred stock dividends include all dividends paid on the Senior Preferred Stock and Junior Preferred Stock.

- ----------------

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company serves the communication, radar, electronic countermeasures, industrial, medical and scientific markets. In addition, the Company divides the communication market into applications for ground-based satellite uplinks for military and commercial uses ("SatCom") and broadcast sectors. While most of the Company's sales to these markets have been relatively stable during the Fiscal 1992 through Fiscal 1994 timeframe, significant weakness in sales from the Company's radar market resulted in an 8.6% decline in total sales, from $270.2 million to $246.9 million in this time period. This decrease was caused by the U.S. Department of Defense's ("DoD") reduction in procurement of spare tubes for U.S. Government inventories to support existing systems, including the HAWK, Phalanx and HADR programs. In addition, a decline in the level of government funds available for the development and installation of new radar and electronic countermeasures systems also adversely affected sales. However, during Fiscal 1995, due to growth in the Company's communication, electronic countermeasures and industrial markets, the Company generated a 2.6% increase in total sales, to $253.2 million on a pro forma basis.

The Company's products have applications among both commercial and government customers. The commercial sector represents all sales for which the U.S. Government is not the end-user. However, the end-user markets identified above are not categorized based upon whether they consist entirely of sales into commercial or government sectors. Therefore, sales in any one of the Company's markets may consist of sales to either commercial customers, the U.S. Government, or both. The government sector represents direct sales and original equipment manufacturers ("OEM") sales to the U.S. Government, including sales to the DoD, the Department of Energy, the Federal Aviation Administration (the "FAA") and the National Aeronautics and Space Administration. The commercial sector contributed $185.9 million, or 74.0% ($188.0 million or 74.2% on a pro forma basis), of the Company's total sales for Fiscal 1995. The Company's sales to the commercial sector increased by approximately $25.2 million between Fiscal 1992 and Fiscal 1995, representing a 5.0% compound annual growth rate. In contrast, the Company's sales to the U.S. Government sector during the same period experienced a 15.9% annual compounded rate of decline due primarily to the aforementioned trends in the radar and electronic countermeasures markets.

From Fiscal 1992 to Fiscal 1995, the Company demonstrated substantial increases in profitability and EBITDA, as net earnings increased from a net loss of $0.5 million in Fiscal 1992 to net earnings of $6.2 million for the 45 week period ending August 11, 1995, and EBITDA increased over four times from $9.4 million in Fiscal 1992 to $38.0 million on a pro forma basis in Fiscal 1995, despite the decline in total sales. The Company experienced a loss of $29.6 million during the seven weeks ended September 29, 1995, due primarily to the write-off of acquired in-process research and development expenses. Net earnings as a percentage of sales grew from a net loss in Fiscal 1992 to 3.9% in Fiscal 1994 and 2.9% for the 45 weeks ended August 11, 1995.

The Fiscal 1995 pro forma results reflect certain events which negatively impacted the fourth quarter of Fiscal 1995 operating results:

- -        Operations at the Company's Salt Lake City plant were negatively impacted by the announcement that the Company's operations were being relocated to San Carlos, California, and that employees were either being relocated or terminated, and

- -        The Company experienced a higher than normal rate of incoming orders and, as a result, commissions earned by certain salespeople and sales representatives upon the receipt of the order increased without a corresponding increase in sales and gross profit.

The Company believes that these two items negatively impacted pro forma EBITDA by approximately $2.0 million.

EFFECT OF ACQUISITION ON RESULTS OF OPERATIONS

The consummation of the Acquisition has affected the Company's results of operations in certain significant respects. As a result of the Acquisition, the Company adjusted upwards the historical book value of certain assets in accordance with GAAP relating to purchase accounting rules, which will significantly impact the Company's results of operations subsequent to the Acquisition and their comparability to operations of the Predecessor:

- -        The write-up of the inventory by $4.1 million is expensed to cost of goods sold during the periods following the Acquisition, which significantly affects gross margins. During the seven week period ended September 29, 1995, $2.4 million was expensed to cost of sales, which also negatively impacted working capital, and $1.7 million will be expensed during Fiscal 1996.

- -        The purchase accounting allocation of certain assets, such as property, plant and equipment, will significantly affect depreciation and amortization in the future. The portion of the purchase price allocated to in-process research and development was charged to operations immediately after consummation of the Acquisition. The in-process research and development activity of the Company involves the development of various classes of microwave tubes and microwave tube systems for communications and power applications, including significant extensions and improvements to existing products through fundamental physical and electrical research necessary to design new microwave tubes, control and power elements, and related systems. Projects are classified as in-process research and development if they have not demonstrated technological feasibility and have not resulted in commercial products and have no alternative future use. As of the date of the consummation of the Acquisition, the outcomes of these research and development projects were uncertain and involved technological risk. The Company anticipates that it will incur in excess of $12,000,000 in future development costs to develop commercially feasible products from such projects.

- -        Certain corporate overhead and corporate services, including an allocation for occupied facilities, historically charged to the Predecessor by Varian, have been reduced due to outsourcing of certain services, elimination of services no longer required on a stand-alone basis, or eliminated due to the Company's ownership of certain of its facilities and the application of purchase accounting following the Acquisition. In addition, management compensation plans have been modified at a reduced cost. The structure of the transaction has also created certain tax benefits because of the Company's ability to write-up inventory, property, plant and equipment and intangible assets for tax purposes.

RESULTS OF OPERATIONS

The following table sets forth the Company's historical results of operations as a percentage of sales for each of the periods indicated.

                                                   Predecessor
                              ---------------------------------------------------------------                    Proforma
                                      52 Weeks                              52 Weeks                              52 Weeks
                                       Ended                                 Ended                                 Ended
                                  October 1, 1993                      September 30, 1994                    September 29, 1995
                              -------------------------             -------------------------             -------------------------
Sales                                 100.0%                                 100.0%                                100.0%
Cost of sales                          77.8                                   75.7                                  71.1
                              -------------------------             -------------------------             -------------------------
      Gross profit                     22.2                                   24.3                                  28.9
Research and development                3.0                                    3.1                                   3.4
Marketing                               7.9                                    7.9                                   8.0
General and administrative              7.3                                    7.0                                   5.2
                              -------------------------             -------------------------             -------------------------
Operating income                        4.0                                    6.3                                  12.3
Interest expense                        0.0                                    0.0                                   7.6
                              -------------------------             -------------------------             -------------------------
      Earnings before taxes             4.0                                    6.3                                   4.7
Provision for income taxes              1.5                                    2.4                                   1.9
                              -------------------------             -------------------------             -------------------------
      Net earnings                      2.5%                                   3.9%                                  2.8%
                              =========================             =========================             =========================
Other Data:
      EBITDA                            8.5%                                  11.3%                                 15.0%


Pro forma Fiscal 1995 Compared to Fiscal 1994

SALES. On a pro forma basis, sales for Fiscal 1995 were approximately $253.2 million, an increase of approximately $4.2 million, or 1.7% as compared to Fiscal 1994. On a historical basis during fiscal 1995, communication(1), electronic countermeasures(1) and industrial sales(2) increased while radar sales(2) declined. Communication sales(1) increased approximately $8.7 million, or 8.5%, in Fiscal 1995 over Fiscal 1994, primarily as a result of increased demand for new international and domestic SatCom uplinks. Electronic countermeasures sales(1) increased approximately $1.3 million, or 6.9%, over Fiscal 1994, primarily as a result of DoD initiatives in low-cost decoys, transmitters and unmanned aerial vehicle systems. Industrial sales(2) rose approximately $6.4 million, or 41.0%, over Fiscal 1994, primarily as a result of increased demand for power supplies used in semiconductor manufacturing equipment and increased demand for tubes used for instrumentation purposes in test equipment and process control equipment. Offsetting these sales gains was a decline in radar sales(1) of approximately $10.4 million, or 11.9%, below Fiscal 1994, due primarily to an overall decline in defense-related spending.

COST OF SALES. On a pro forma basis, cost of sales was $180.1 million in Fiscal 1995, a decrease of $1.9 million, as compared to $182.0 million for Fiscal 1994. Pro forma cost of sales were 71.1% of sales for Fiscal 1995, which represents a reduction in cost of sales margin of 2.0% of total pro forma sales below Fiscal 1994. Cost of sales of the Predecessor on a historical basis was 74.6% and 75.7% for the 45

- ---------------------

(1) As there were no sales to Varian in these markets, pro forma sales comparisons do not differ from the historical sales comparisons.

(2) This comparison is not significantly different than the comparison of the sales in this market on a pro forma basis.

weeks ended August 11, 1995 and the 52 weeks ended September 30, 1994, respectively. The continued reduction in cost of sales margin was largely due to the Company's strong focus on reducing its "cost of quality" (defined as the amount of scrap, rework, manufacturing variance costs, warranty costs, inventory write-offs, quality assistance and quality control costs and unscheduled downtime) as a percentage of sales including significant reductions in the levels of rework, scrap and warranty costs.

RESEARCH AND DEVELOPMENT. Research and development expenses increased in Fiscal 1995 to approximately $8.6 million, or 3.4% of total pro forma sales, as compared to $7.6 million, or 3.1% of total pro forma sales, during Fiscal 1994. The increase in research and development expenses during Fiscal 1995 was primarily due to increased levels of research and development spending related to the development of the Company's microwave power module and a new product introduction into the UHF broadcast market.

MARKETING, GENERAL AND ADMINISTRATIVE. On a pro forma basis, marketing, general and administrative expenses were $33.4 million in Fiscal 1995, an increase of $1.5 million, or 4.7%, as compared to $31.9 million for Fiscal 1994. On a historical basis, marketing, general and administrative expenses were 17.3% and 14.9% of total sales for the 45 weeks ended August 11, 1995 and the 52 weeks ended September 30, 1994, respectively. This increase in marketing, general and administrative expenses from Fiscal 1994 to Fiscal 1995 was primarily due to increased costs resulting from a higher allocation of Varian corporate administrative costs, including accruals for performance-based incentive programs, related to higher sales volume and improved profitability. For the seven weeks ending September 29, 1995, marketing, general and administrative expenses were 16.5% of sales and, on a pro forma basis for Fiscal 1995 were 13.2% of sales. These percentages reflect the reduced overhead structure of the Successor.

EBITDA. On a pro forma basis, EBITDA was $38.0 million for Fiscal 1995, an increase of $2.1 million, or 5.9%, as compared to $35.9 million for Fiscal 1994. The Fiscal 1995 pro forma results reflect certain events which negatively impacted the fourth quarter of Fiscal 1995 operating results:

- -        Operations at the Company's Salt Lake City plant were negatively impacted by the announcement that the Company's operations were being relocated to San Carlos, California, and that employees were either being relocated or terminated, and

- -        The Company experienced a higher than normal rate of incoming orders and, as a result, commissions earned by certain salespeople and sales representatives upon the receipt of the order increased without a corresponding increase in sales and gross profit.

The Company believes that these two items negatively impacted pro forma EBITDA by approximately $2.0 million. Pro forma EBITDA was 15.0% of total sales in Fiscal 1995 which represents an improvement from Fiscal 1994 pro forma EBITDA margin of 14.4% of total pro forma sales. The increase in EBITDA for Fiscal 1995 was primarily due to the Company's ability to reduce its "cost of quality," offset by higher research and development and general and administrative expenses. Historical EBITDA, as a percentage of sales, for the 45 weeks ended August 11, 1995 and the 52 weeks ended September 29, 1994 was 9.8% and 11.3%, respectively, which was affected by the significant increases in corporate allocations from Varian.

NET EARNINGS. Net earnings of the Predecessor were $6.2 million for the 45 weeks ended August 12, 1995 compared to $9.6 million for Fiscal 1994. In connection with the Acquisition, the Company wrote off $31.4 million of acquired in-process research and development, which significantly affected net income for the seven weeks ended September 29, 1995. On a pro forma basis, net earnings would have been $7.2 million for Fiscal 1995, an improvement of $2.3 million over pro forma Fiscal 1994. Pro forma net income would have been 2.8% of total pro forma sales in Fiscal 1995, which represents an improvement from pro forma Fiscal 1994 of 0.8%.

Fiscal 1994 Compared to Fiscal 1993

SALES. Total sales for Fiscal 1994 were $246.9 million, a decrease of approximately $8.4 million, or 3.3%, as compared to total sales of $255.3 million in Fiscal 1993. Total sales in Fiscal 1994 were primarily impacted by a decline in radar and electronic countermeasures sales and relatively flat performance in each of the other end-user markets. Radar sales decreased $7.7 million, or 8.1%, as compared to Fiscal 1993. This decline was primarily due to the continued reductions in the level of DoD spending for new military platforms and initiatives by the DoD to reduce the levels of spare parts in military inventories. The Company's electronic countermeasures sales declined approximately $3.2 million, or 14.5%, from Fiscal 1993. The decline was primarily caused by the termination of, or substantial reduction in funding for, several U.S. military programs.

COST OF SALES. Cost of sales were $187.0 million in Fiscal 1994, a decrease of $11.6 million, or 5.9%, as compared to $198.6 million for Fiscal 1993. Cost of sales were 75.7% of total sales for Fiscal 1994 compared to 77.8% of total sales during Fiscal 1993. The decrease in cost of sales was substantially due to a decline in sales volume at the Company and manufacturing process improvements which served to reduce the Company's "cost of quality."

RESEARCH AND DEVELOPMENT. Research and development expenses were $7.6 million for Fiscal 1994, approximately the same level as in Fiscal 1993. Research and development expenses were 3.1% of total sales for Fiscal 1994 as compared to 3.0% of total sales for Fiscal 1993. The increase in research and development expense margin was primarily due to the Company's lower total sales and the Company's decision not to reduce new product development despite lower total sales.

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses were $36.9 million in Fiscal 1994, a decrease of $1.9 million, or 5.1%, as compared to $38.8 million in Fiscal 1993. Marketing, general and administrative expenses were 14.9% of total sales in Fiscal 1994 as compared to 15.2% in Fiscal 1993. The decrease in marketing, general and administrative expenses was primarily due to the Company's cost reduction efforts commensurate with anticipated declines in sales in selected markets in order to maintain the Company's overall operating margins. Many of these savings were the result of cost reduction actions taken by the Company in Fiscal 1993.

EBITDA. EBITDA was $27.8 million in Fiscal 1994, an increase of $6.0 million or 27.6% compared to $21.8 million for Fiscal 1993. EBITDA margin increased to 11.3% of total sales in 1994 as compared to 8.5% of total sales in Fiscal 1993. The increase in EBITDA was primarily due to a reduction in the Company's cost of sales from reduced "cost of quality" and lower general and administrative expenses.

NET EARNINGS. Net earnings were $9.6 million for Fiscal 1994, an increase of $3.2 million or 50.3% as compared to $6.4 million for Fiscal 1993. Net earnings were 3.9% of total sales in Fiscal 1994 which represents an improvement from Fiscal 1993 net earnings margin of 2.5%.

Fiscal 1993 Compared to Fiscal 1992

SALES. Total sales for Fiscal 1993 were $255.3 million, a decrease of $14.9 million, or 5.5%, as compared to total sales of $270.2 million in Fiscal 1992. Total sales for Fiscal 1993 was primarily impacted by a decline in radar and communication sales which was slightly offset by modest increases in electronic countermeasures, medical and industrial sales. Radar sales declined $18.3 million, or 16.2%, as compared to Fiscal 1992. The decline in radar sales was primarily due to the continued decline in the level of DoD spending for new military platforms. Communication sales experienced a decrease of $2.1 million, or 2.0%, below Fiscal 1992 sales. The decline in communication sales was due primarily to a decline in the sales of products for military communications systems and commercial broadcast systems offset by increases in sales of products for commercial SatCom systems. Offsetting the declines in the Company's radar and communication markets was an increase in sales of $1.8 million, or 9.1%, in electronic countermeasures. This increase was due primarily to an increased focus by the DoD to provide funding for new devices in the wake of the successful performance achieved by new electronic countermeasure platforms during the Gulf War. Medical sales similarly gained $1.8 million, or 13.7%, as compared to Fiscal 1992. The increase in medical sales was due primarily to the strong demand for advanced medical diagnostic and treatment equipment, including X-ray machinery, in both the domestic and international health care markets. Industrial sales increased $1.1 million, or 8.1%, as compared to Fiscal 1992, due primarily to stronger sales of products which serve industrial heating applications.

COST OF SALES. Cost of sales were $198.6 million in Fiscal 1993, a decrease of $23.5 million, or 10.6%, as compared to $222.1 million for Fiscal 1992. Cost of sales were 77.8% of total sales for Fiscal 1993 compared to 82.2% of total sales during Fiscal 1992. The decrease in cost of sales was substantially due to a decline in sales volume and manufacturing process improvements which have lowered the Company's "cost of quality," through reductions in manufacturing variances, scrap levels, rework costs, and warranty costs.

RESEARCH AND DEVELOPMENT. Research and development expenses were $7.6 million for Fiscal 1993, a decrease of $0.2 million, or 3.0%, as compared to $7.8 million for Fiscal 1992. Research and development expenses were 3.0% of total sales for Fiscal 1993 as compared to 2.9% of sales for Fiscal 1992. The increase in research and development expense margin was primarily due to the Company's lower total sales and its decision not to reduce new product development despite lower total sales.

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses were $38.8 million in Fiscal 1993, a decrease of $2.2 million, or 5.2%, as compared to $41.0 million in Fiscal 1992. Marketing, general and administrative expenses were 15.2% and 15.1% of total sales in Fiscal 1993 and Fiscal 1992, respectively. The decrease in marketing, general and administrative expenses was primarily due to decreases in marketing expenses as a result of the realization of operating savings which were implemented in the Company's restructuring of its worldwide marketing operations. These restructuring measures included the reduction of field offices and support personnel and reduced levels of administrative activities in Europe.

EBITDA. EBITDA was $21.8 million in Fiscal 1993, an increase of $12.4 million, or 131.9%, compared to $9.4 million for Fiscal 1992. EBITDA margin increased to 8.5% of total sales in Fiscal 1993 as compared to 3.5% of total sales in Fiscal 1992. The increase in EBITDA was primarily due to a reduction in the Company's cost of sales due to the introduction of advanced manufacturing process controls and lower marketing expenses.

NET EARNINGS. Net earnings were $6.4 million for Fiscal 1993, an increase of $6.8 million as compared to a net loss of approximately $0.5 million for Fiscal 1992. Net earnings were 2.5% of total sales in Fiscal 1993.

LIQUIDITY AND CAPITAL RESOURCES

The Company's continuing operating activities have provided adequate capital and liquidity for the Company for the periods presented. Prior to the Acquisition, the Predecessor's short-term cash requirements were provided by Varian through an intercompany credit facility arrangement.

Cash flows provided by operating activities decreased to $4.1 million for the 45 weeks ending August 11, 1995 from $31.4 million in Fiscal 1994 due principally to working capital changes resulting from the Acquisition. Cash flows provided by operating activities decreased to $31.4 million in Fiscal 1994 from $33.7 million in Fiscal 1993. Working capital at September 29, 1995 was $35.2 million as compared to $60.4 million at September 30, 1994 and $67.3 million at October 1, 1993, primarily as a result of the $22.8 million current portion of long term debt resulting from the Acquisition. The reduced requirement for working capital from October 1, 1993 to September 29, 1995 has primarily been due to the implementation of inventory reduction programs, including outsourcing of selected manufacturing functions which generated a total reduction in inventories from October 2, 1992 to September 29, 1995 of $15.1 million (excluding the effect of purchase accounting).

Net cash used in investing activities increased to $197.1 million in Fiscal 1995 as a result of the Acquisition. The cash used in investing activities for the 45 week period ended August 11, 1995 was $5.3 million, compared to $12.9 million and $15.1 million used in investing activities for the 52 week periods ending September 30, 1994 and October 1, 1993. These usages primarily reflect higher levels of purchases of property, plant and equipment during Fiscal 1994 and 1993, principally resulting from seismic retrofitting of the Company's facilities completed during Fiscal 1994. Net cash used in investing activities decreased to $12.9 million in Fiscal 1994 from $15.1 million in Fiscal 1993. The decrease is primarily due to the Company's acquisition of M/A COM's high-power products operation in Fiscal 1993 for $3.9 million and the transfer of $1.5 million of property, plant and equipment into the Company in Fiscal 1993.

The Company's continuing operations typically do not have large capital requirements. Disregarding the one-time costs of seismic retrofits at certain of the Company's manufacturing facilities, which are substantially completed and totaled $8.3 million from Fiscal 1993 through Fiscal 1995, capital expenditures have generally been less than $9.0 million in each fiscal year. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Management believes that the Company's future capital spending requirements will be funded by the Company's cash generated from operating activities. Disregarding the one-time costs of seismic retrofits, expenditures for the purchase of property, plant and equipment would have been $7.3 million, $10.7 million and $7.0 million in Fiscal 1993, Fiscal 1994 and Fiscal 1995, respectively.

Cash flow from financing activities of the Predecessor consisted entirely of repayment of intercompany funding to Varian during the periods presented. During the 45 weeks ended August 11, 1995, the Company repaid $4.5 million of intercompany funding as compared to $15.4 million in Fiscal 1994 and $17.8 million in Fiscal 1993. Cash flow from financing activities of the Successor relate almost entirely to the financing raised in connection with the Acquisition.

The Company's primary source of liquidity, other than funds generated from operations or other sources of liquidity, is the $35.0 million revolving credit facility provided by the Senior Credit Agreement. Of this amount, $11.4 million was available for CPI to draw upon as of September 29, 1995. The Senior Credit Agreement does not require CPI, at any time, to exchange any of its floating-rate obligations under the Senior Credit Agreement into fixed-rate obligations.

Management believes that the operations of the Company will have adequate capital resources and liquidity to meet its obligations, fund all required capital expenditures and pursue its business strategy for the foreseeable future (and in any event for at least the next twelve months). Such capital resources and liquidity are expected to be available from the Company's cash flow provided by operations and borrowings under CPI's Senior Credit Agreement.



Impact of Inflation

Generally, the Company has been able to pass on inflation-related cost increases; consequently, inflation has not had a material impact on the Company's historical operations or profitability.

Foreign Currency Exposure

Although the majority of the Company's net sales, including international sales, are made pursuant to contracts denominated in U.S. dollars, a varying portion of the Company's net sales are denominated in foreign currencies. In general, the most significant foreign currencies for the Company are the British pound, the German mark and the French franc. Although a decrease in the value of any of these currencies compared to the U.S. dollar would have the effect of reducing the Company's net sales (which are reported in U.S. dollars), the Company does not believe that its exposure to such foreign currency rate fluctuations is significant.

ITEM 8:       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Information called for by this item is set forth in the consolidated financial statements of Holding and CPI contained in this report. Specific financial statements can be found at the pages listed in the following index:




COMMUNICATIONS & POWER INDUSTRIES, INC.                                                                     Page

- --------------------------------------                                                                     ----
Index to Financial Statements............................................................................  F-1

Consolidated   Balance  Sheets  as  of  September  29,  1995  (Successor)  and  September 30,   1994
     (Predecessor).......................................................................................  F-5

Consolidated Statements of Operations for the 7-week period ended September 29,
     1995 (Successor), the 45-week period ended August 11, 1995 (Predecessor), the 52-week period ended September 30, 1994 (Predecessor) and the 52-week period ended October 1, 1993 (Predecessor) .........................................................  F-6

Consolidated Statements of Stockholders' Equity (Deficit) for the 7-week period ended September 29, 1995 (Successor), the 45-week period ended August 11,
     1995 (Predecessor), the 52-week period ended September 30, 1994
     (Predecessor) and the 52-week period ended October 1, 1993
     (Predecessor) ......................................................................................  F-7

Consolidated Statements of Cash Flows for the 7-week period ended September 29,
     1995 (Successor), the 45-week period ended August 11, 1995 (Predecessor), the 52-week period ended September 30, 1994 (Predecessor) and the 52-week period ended October 1, 1993 (Predecessor) .........................................................  F-8

Notes to the Consolidated Financial Statements...........................................................  F-10

Financial Statement Schedule.............................................................................  F-61


COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION                                                      Page

- --------------------------------------                                                                     ----
Consolidated   Balance  Sheets  as  of  September  29,  1995  (Successor)  and  September 30,   1994
     (Predecessor).......................................................................................  F-34

Consolidated Statements of Operations for the 7-week period ended September 29,
     1995 (Successor), the 45-week period ended August 11, 1995 (Predecessor), the 52-week period ended September 30, 1994 (Predecessor) and the 52-week period ended October 1, 1993 (Predecessor) .........................................................  F-35

Consolidated Statements of Stockholders' Equity (Deficit) for the 7-week period ended September 29, 1995 (Successor), the 45-week period ended August 11,
     1995 (Predecessor), the 52-week period ended September 30, 1994
     (Predecessor) and the 52-week period ended October 1, 1993
     (Predecessor) ......................................................................................  F-36

Consolidated Statements of Cash Flows for the 7-week period ended September 29,
     1995 (Successor), the 45-week period ended August 11, 1995 (Predecessor), the 52-week period ended September 30, 1994 (Predecessor) and the 52-week period ended October 1, 1993 (Predecessor) .........................................................  F-37

Notes to the Consolidated Financial Statements...........................................................  F-39

Financial Statement Schedule.............................................................................  F-62



ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with the audits of the financial statements for the seven weeks ended September 29, 1995, the 45 weeks ended August 11, 1995 and the 52 weeks ended September 30, 1994 and October 1, 1993, there were no disagreements with either KPMG Peat Marwick LLP or Coopers & Lybrand, L.L.P. on accounting or financial disclosure.

                                    PART III



ITEM 10:      DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS OF HOLDING

The following is a table setting forth certain information with respect to the directors and executive officers of Holding. All directors serve for a period of one year or until their successors are duly elected and qualified.

               Name                  Age             Position
               ----                  ---             --------
Al D. Wilunowski.................    49   Chief Executive Officer,

                                          President and Director

Alvin J. Ferreira................    51   Vice President and Assistant
                                          Secretary
Lynn E. Harvey...................    40   Chief Financial Officer,
                                          Treasurer and Secretary
Chester G. Lob...................    69   Vice President and Assistant
                                          Treasurer
Leonard I. Green.................    62   Director
John G. Danhakl..................    39   Director
Gregory J. Annick................    31   Director

DIRECTORS AND EXECUTIVE OFFICERS OF CPI

The following is a table setting forth certain information with respect to the individuals who are the directors and executive officers of CPI. All directors serve for a period of one year or until their successors are duly elected and qualified.



               Name                  Age             Position
               ----                  ---             --------

Al D. Wilunowski.................    49   Chief Executive Officer,
                                          President and Director
Joseph Caldarelli................    45   Vice President
James J. Commendatore............    52   Vice President
Alvin J. Ferreira................    51   Vice President
Dennis J. Gleason................    42   Vice President
Lynn E. Harvey...................    40   Chief Financial Officer
H. Frederick Koehler.............    60   Vice President
Chester G. Lob...................    69   Vice President
Armand Staprans..................    64   Vice President
Leonard I. Green.................    62   Director
John G. Danhakl..................    39   Director
Gregory J. Annick................    31   Director



Al D. Wilunowski became Chief Executive Officer, President and a Director of Holding and CPI in August, 1995. Mr. Wilunowski was an Executive Vice President of Varian and the Chief Operating Officer of the Predecessor from 1990 until August 1995. Prior to May 1990, Mr. Wilunowski was a Corporate Vice President of Varian and President of the Electron Devices Group since 1989. From 1986 until April 1989, he was General Manager of Varian's Nuclear Magnetic Resonance Instrument business. Mr. Wilunowski has also served as General Manager of three of Varian's Semiconductor Equipment business units. Prior to joining Varian, Mr. Wilunowski was Vice President and General Manager of Searle Analytic, a division of G.D. Searle. Mr. Wilunowski received a B.S.B.A. degree from Northwestern University and an M.B.A. from the University of Chicago.

Joseph Caldarelli became a Vice President of CPI in August, 1995. Mr. Caldarelli was Vice President and General Manager for Canada Microwave Products ("CMP"), an operating unit of the Predecessor, from 1985 until August 1995 and has been President and a director of Varian Canada, Inc. from 1992 until August, 1995. From 1982 until 1985, Mr. Caldarelli was Marketing Manager of CMP and served as its Equipment Operations Manager from 1979 until 1982. Prior to joining Varian, Mr. Caldarelli served as Manufacturing Engineering Manager for Medtronic Canada, Inc. Mr. Caldarelli holds a B.S. in Mechanical Engineering from the University of Toronto.

James J. Commendatore became a Vice President of CPI in August 1995. Mr. Commendatore was Vice President and General Manager of the Predecessor's Microwave Equipment Products ("MEP") business unit from December 1994 until August 1995. From October 1993 until December 1994, he served as MEP's Business Support Process Manager, responsible for operations and administration, and as Controller. He also served the Microwave Power Tube Products unit of the

Predecessor as Controller from August 1989 until October 1993. Mr. Commendatore's background also includes various finance, supervisory, and management posts with United Technology Center, Litton Industries, Inc., National Semiconductor, Advanced Memory Systems, and Amdahl Corporation. Mr. Commendatore holds B.S. degrees in Business and Industrial Management and an M.B.A. degree, all from California State University, San Jose.



Alvin J. Ferreira became a Vice President of CPI and Vice President and Assistant Secretary of Holding in August 1995. Mr. Ferreira was Vice President and General Manager of the Traveling Wave Tubes Products business unit of the Predecessor from 1992 to August 1995. From 1990 until 1992, Mr. Ferreira was Corporate Vice President of Operations for Varian and in 1989 served as manufacturing manager of Varian's Instrument Division. Mr. Ferreira began his career with Varian in 1965 and between 1965 and 1989, held a number of positions in production.

Dennis J. Gleason became a Vice President of CPI in August 1995. Mr. Gleason was Vice President and General Manager of the Crossed Field & Receiver Protector Products ("CFRPP") unit of the Predecessor from 1989 until August, 1995. From 1987 until 1989, Mr. Gleason served as Assistant General Manager of CFRPP. From 1982 until 1987, Mr. Gleason held a number of positions with the Predecessor, including serving as Manufacturing Engineering Manager and Product Assurance Manager at the then-Electro-Optical Sensors unit of the Predecessor. Prior to being employed by Varian, Mr. Gleason served as an officer in the U.S. Navy Nuclear Submarine Program. Mr. Gleason received B.S. and M.S. degrees in Aerospace Engineering from the University of Notre Dame.

Lynn E. Harvey became Chief Financial Officer of Holding and CPI in August 1995. Ms. Harvey was the Business Support Process Manager of the Power Grid Tube Products unit of the Predecessor from 1993 to August 1995. From 1991 until 1993, Ms. Harvey served as Controller of the Coupled Cavity Tube Products unit of the Predecessor. From 1988 until 1991, Ms. Harvey served first as Cost Accounting Manager and subsequently Budget Manager of the Power Grid Tube Products business unit. Ms. Harvey was also an analyst at Varian's Nuclear Magnetic Resonance Instrument business from 1986 until 1988. Ms. Harvey joined Varian in 1984. Ms. Harvey received a B.S. degree from the University of California, Berkeley.

H. Frederick Koehler became Vice President of CPI in August 1995. Mr. Koehler was Vice President and General Manager of the Power Grid Tube Products unit of the Predecessor from 1992 to August 1995. From 1989 until 1991, Mr. Koehler was President and Chief Executive Officer of Trio-Tech International, an electronic test equipment manufacturer. From 1985 until 1989, he served as President of Leach Relay Group of Leach Corporation and from 1979 until 1985, he was a Vice President at Memorex Corporation. Mr. Koehler received a B.S. from the U.S. Military Academy, West Point and an M.S.E.E. from Syracuse University.

Chester G. Lob became Vice President of CPI and Vice President and Assistant Treasurer of Holding in August 1995. Dr. Lob was Sales Manager of the Predecessor from 1989 until August 1995. From 1986 until 1989, Dr. Lob was manager of business development of the Predecessor. Previously, he served as Vice President and Chief Engineer of the Predecessor from 1980 until 1986. Dr. Lob joined Varian in 1965 with Varian's acquisition of the General Electric Company's Microwave Laboratory at Stanford University, where Dr. Lob served as General Manager. Dr. Lob holds a B.S. degree in electrical engineering from Tulane University and was awarded M.S. and Ph.D. degrees in the same field from the University of Illinois.

Armand Staprans became Vice President of CPI in August 1995. Dr. Staprans was
Vice

President and General Manager of the Microwave Power Tube Products unit of the Predecessor from 1991 until August 1995. Previously, he was Operations Manager of the then-Coupled Cavity Tube unit of the Predecessor from 1986 until 1989, and became General Manager of that unit in 1989. From 1978 until 1986, Dr. Staprans served as Chief Engineer for the then-Microwave Tube Division unit of the Predecessor. Dr. Staprans joined Varian in 1957 as an engineer in its microwave tube operations. He has held various other positions with Varian and the Predecessor in engineering, development and management. Dr. Staprans received his B.S., M.S. and Ph.D. degrees from the University of California, Berkeley, and has been named as an inventor on seven patents.

Leonard I. Green has been an executive officer and an equity owner of LGP, a merchant banking firm which manages GEI II, since the formation of LGP and GEI II in 1994 by the principals of Leonard Green & Associates, L.P. ("LGA"). Mr. Green has also been, individually or through a corporation, a partner in LGA, a merchant banking firm, since its inception in 1989. Before forming LGA, Mr. Green had been a partner of Gibbons, Green, van Amerongen for more than five years. Mr. Green is also a director of Thrifty PayLess Holdings, Inc., Thrifty PayLess, Inc., Foodmaker, Inc., Horace Mann Educators Corp., Carr-Gottstein Foods Co. and Big 5 Holdings, Inc.

John G. Danhakl has been an executive officer and an equity owner of LGP, a merchant banking firm which manages GEI II, since 1995. Mr. Danhakl had previously been a Managing Director at Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and had been with DLJ since 1990. Prior to 1990, Mr. Danhakl was a Vice President at Drexel Burnham Lambert from 1985 to 1990. Mr. Danhakl is also a director of The Arden Group, Inc.

Gregory J. Annick has been an executive officer and an equity owner, through a trust, of LGP, a merchant banking firm which manages GEI II, since the formation of LGP and GEI II in 1994 by the principals of LGA. He joined LGA as an associate in 1989, became a principal in 1993, and through a corporation became a partner of LGA in 1994. From 1988 to 1989, he was an associate with the merchant banking firm of Gibbons, Green, van Amerongen. Before that time, Mr. Annick was a financial analyst in mergers and acquisitions with Goldman, Sachs & Co. Mr. Annick is also a director of Carr-Gottstein Foods Co.

ITEM 11:      EXECUTIVE COMPENSATION



The information set forth in the following table relates to the Chief Executive Officer and President of both Holding and CPI (and who formerly served as the Predecessor's Chief Operating Officer) (the "Named Executive Officer"). The compensation shown was paid by Varian in Fiscal 1993 and Fiscal 1994 and is being provided pursuant to the rules and regulations of the Securities and Exchange Commission. The amounts presented for the Company, below, are for the seven-week period ending September 29, 1995:


                                   Summary Compensation Table

                                       Annual Compensation                  Long Term Compensation Awards
                                ----------------------------------          -----------------------------
                                                                                           Securities
                                                                              Restricted   Underlying
       Name and                                                 Other Annual    Stock       Options/       LTIP         All Other
  Principal Position              Fiscal              Bonus($)  Compensation   Awards($)     SARs(#)     Payouts($)   Compensation
   with the Company                Year    Salary($)    (a)        (b)           (c)           (d)         (e)           ($)(f)
- ---------------------           --------- --------- ---------- ------------- ------------   ---------   ------------ ---------------
COMPANY (Seven weeks
ending September 29,

1995):

Al D. Wilunowski                          $ 40,754   $  68,365         2,314          --           --          78,062          --
   Chief Executive
      Officer and President

PREDECESSOR (PAID BY VARIAN)

Al D. Wilunowski                   1994   $291,594   $ 385,980        18,359       258,563       30,000       550,785        53,800
   Chief Executive Officer         1993   $282,370   $ 203,844        19,323          --         30,000       401,959        50,758
      and President





(a) Consists of awards under Varian's Management Incentive Plan and Cash Profit-Sharing Plan allocations. Data for the 7-week period ending September 29, 1995 represents the amount paid by the Company relating to the Varian plan for Fiscal 1995.



(b) Consists of amounts reimbursed for the payment of taxes on certain perquisites and personal benefits.

(c) 1994 grants consist of two separate grants, one in November 1993 before Varian established a performance-based measure (return on equity) for restricted stock grants, and a performance-based grant in November 1994 based on Varian's actual return on equity in Fiscal 1994. The November 1994 grant was made in Fiscal 1995, but was reported by Varian above for Fiscal 1994 as compensation relating to services rendered in that year. Reflects the value of Varian restricted stock awards granted during the year. Restricted stock awards are released from restrictions over a three-year period (approximately one-third of the award on each anniversary date of grant), the principal restriction being continued employment until the respective release dates. Restrictions relating to such Varian stock lapsed upon consummation of the Acquisition. Dividends are paid on Varian's restricted stock. The number and value (at $36.50 per share) of Mr. Wilunowski's restricted stock holdings in Varian as of the end of Fiscal 1995 was 11,600 shares, $423,400. The shares reported are adjusted to reflect Varian's 2-for-1 stock split in March 1994.

(d) All grants were of options to purchase Varian common stock under Varian's Omnibus Stock Plan. Unvested options became vested upon consummation of the Acquisition. No stock appreciation rights were granted. The shares reported are adjusted to reflect Varian's 2-for-1 stock split in March 1994.



(e) Consists of cash payouts (a) in Fiscal 1995 under the long-term incentive feature of Varian's Omnibus Stock Plan for a three-year period ended with Fiscal 1994, paid by the Company for the 7-weeks ended September 29, 1995;
     (b) in Fiscal 1994 under the long-term incentive feature of Varian's Omnibus Stock Plan for a three-year period ended with Fiscal 1993; and (c) for Fiscal 1993 under Varian's former Long Term Incentive Plan for a two-year period ended with Fiscal 1992.



(f) Consists of (a) Varian contributions (including interest) to Varian's Retirement and Profit-Sharing Program and Supplemental Retirement Plan accounts for Fiscal 1994 and Fiscal 1993 ($52,579 and $49,362) and (b) for Varian-paid premiums for group term life insurance for Fiscal 1994 and Fiscal 1993, respectively ($1,221 and $1,396).

The Company generally provides its executives with compensation (including cash compensation and employee benefits) reasonably comparable to the compensation provided to them as executives of the Predecessor, except that the Company does not at this time contemplate that any of its executives will be provided with stock options, restricted stock, SARs, phantom stock or similar equity benefits, other than the shares purchased by the Management Investors (as defined below) under Holding's 1995 Management Equity Plan, although the Company may consider implementing plans or arrangements providing for one or more of such benefits in the future. Employee benefit plans offered to the Company's Named Executive Officers and the Company's other executives include health, life and disability insurance and a defined contribution retirement plan and, in Mr. Wilunowski's case, a supplemental executive retirement plan.

THE HOLDING EQUITY PLAN



The Named Executive Officer and certain of Holding's and CPI's other executive officers are participants in Holding's 1995 Management Equity Plan (the "Holding Equity Plan"). Under the Holding Equity Plan, participants may purchase shares of Holding Common Stock ("Management Shares") at a price determined by Holding's board of directors to be the fair market value of such Holding Common Stock on the date the participant executes an agreement to purchase the shares. Holding has reserved a total of 50,000 shares of Holding Common Stock for issuance under the Holding Equity Plan,45,870 of which have been issued.

In connection with consummation of the Acquisition, Holding issued an aggregate of 35,000 Management Shares (the "Initial Management Share Issuance") to the Chief Executive Officer of Holding and CPI, Mr. Wilunowski, and the six vice presidents of CPI, Messrs. Caldarelli, Commendatore, Ferreira, Gleason, Koehler and Staprans (together with Mr. Wilunowski, the "Senior Management Investors"), at a price of $100 per share. On September 25, 1995, Holding issued an aggregate of 10,870 additional Management Shares (the "September Management Share Issuance") to certain executive officers and key employees, including Mr. Wilunowski and Mr. Koehler but none of the other Senior Management Investors, at a price of $100 per share (collectively, any executive officers and key employees who may acquire Management Shares, including the Senior Management Investors, are referred to as the "Management Investors").



The Management Shares were sold pursuant to Management Subscription and Stockholders Agreements among Holding, GEI II and the respective Management Investor (each such agreement, a "Management Share Agreement"). Pursuant to the Management Share Agreements, transfers of the Management Shares (other than transfers to certain related transferees) are subject to various restrictions, including a right of first refusal in favor of Holding. Each Management Share Agreement also contains a "call" option exercisable by Holding upon termination of the Management Investor's employment with Holding, the Company and their subsidiaries. The Management Share Agreements also contain certain "piggyback" registration rights, "tag-along" sale rights and "drag-along" sale obligations. These rights and obligations lapse upon the occurrence of certain events.

In the Initial Management Share Issuance, each Senior Management Investor elected to pay a portion of the purchase price for his Management Shares by delivery of a secured promissory note to Holding (a "Management Note"). The aggregate principal amount of such Management Notes is $800,000. Each such Management Note is secured by a pledge of a portion (from 50% to 75%) of the Senior Management Investor's Management Shares and guaranteed by Varian. In certain circumstances following an event of default under a Management Note, Varian may have the right under such guaranty to succeed to Holding's rights under the Note and the related pledge of Management Shares and to acquire all or a portion of the defaulting Senior Management Investor's Management Shares in a foreclosure sale or otherwise. In the September Management Share Issuance, Mr. Wilunowski elected to pay $199,980 of the purchase price for the Management Shares then issued to him by delivery of a Management Note to Holding. Such Management Note is not guaranteed by Varian, but is secured by a pledge of approximately 91% of the Management Shares issued to Mr. Wilunowski in the September Management Share Issuance. All other Management Investors to whom shares were issued in the September Management Share Issuance paid the full purchase price for such Management Shares in cash.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION



Neither Holding nor CPI has a Compensation Committee. None of the directors of Holding or CPI are officers or employees or former officers or employees of Holding, CPI or any of their respective subsidiaries, other than Mr. Wilunowski, or had any relationships which would require disclosure by the Company pursuant to Item 404 of Regulation S-K ("Certain Relationships and Related Transactions"), except as described below.

LGP is investment adviser to, and an affiliate of the general partner of, GEI II, which holds approximately 71.8% of the outstanding shares of Holding. Holding, in turn, owns all of the outstanding shares of common stock of CPI. Messrs. Green, Danhakl and Annick, who are directors of Holding and CPI, are also stockholders of the general partner of LGP. See "Directors and Executive Officers." Upon consummation of the Acquisition, LGP received a fee of approximately $3.3 million pursuant to a management agreement between LGP and GEI II for its services in arranging and structuring the Acquisition and related financing, including, among other things, structuring and negotiating the Acquisition Agreement and the Ancillary Agreements (as defined below), obtaining senior credit financing and arranging the terms of the Senior Credit Agreement and related documents, negotiating the terms of the Notes and the Units, financial and market analysis and other similar consulting and investment banking services. In addition, in connection with the Acquisition, Holding and CPI entered into a Management Services Agreement with LGP pursuant to which LGP will receive an annual fee of approximately $362,000 plus reasonable expenses for providing management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analysis, negotiating and structuring financing, and exploring, negotiating and arranging expansion and capital market opportunities, in the future. The Management Services Agreement has a term of up to twelve years. Holding and CPI believe that the contacts and expertise provided by LGP in these areas enhance the Company's opportunities and management's expertise in these matters and that the fees to be paid to LGP fairly reflect the value of the services provided by LGP. In addition to an annual fee for such management consulting services, the Management Services Agreement provides that LGP may receive reasonable and customary fees and expenses from time to time for providing financial advisory and investment banking services in connection with major financial transactions that may be undertaken in the future. The Senior Credit Agreement and the indenture governing the Notes (the "Indenture") also include certain provisions regarding approval of affiliate transactions.


In connection with Mr. Wilunowski's purchase of 20,000 Management Shares in the Initial Management Share Issuance, Holding made a limited recourse loan to Mr. Wilunowski in a principal amount of $500,000. This loan is evidenced by a Management Note delivered by Mr. Wilunowski to Holding. The Management Note has a term of nine years, is secured by a pledge of 75% of the Management Shares issued to Mr. Wilunowski in the Original Management Shares Issuance and is guaranteed by Varian. In connection with Mr. Wilunowski's purchase of 2,200 Management Shares in the September Management Share Issuance, Holding made a limited recourse loan to Mr. Wilunowski in the principal amount of $199,980. This loan is evidenced by a Management Note delivered by Mr. Wilunowski to Holding. This second Management Note has a term of nine years and is secured by a pledge of approximately 91% of the Management Shares issued to Mr. Wilunowski in the September Management Share Issuance, but is not guaranteed by Varian. Outstanding principal under each Management Note bears interest at an annually adjustable rate equal to the "Applicable Federal Rate" in effect under Internal Revenue Code Section 1274(d) for obligations of a term equal to the then-remaining term of such note. Recourse by Holding under both Management Notes is limited to the Management Shares pledged to secure the applicable note.

On September 25, 1995, Holding repurchased 10,870 shares of Holding Common Stock from GEI II at a purchase price of $100 per share (the same price at which the 10,870 Management Shares were issued in the September Management Share Issuance) pursuant to an understanding between Holding and GEI II under which Holding would repurchase shares of Holding Common Stock owned by GEI II on a share-for-share basis concurrently with any additional purchases of Holding Common Stock by Management Investors within a limited period of time after consummation of the Acquisition.

COMPENSATION OF DIRECTORS



Individuals who are officers of Holding and CPI, as well as Messrs. Green, Danhakl and Annick, will not receive any compensation directly for their service on Holding's and CPI's's Boards of Directors. Holding and CPI have entered into a management services agreement pursuant to which LGP will receive an annual fee plus reasonable expenses for providing management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analyses, negotiating and structuring financing and exploring expansion opportunities, in the future. See "ITEM 13 - Certain Relationships and Related Transactions." It is anticipated that other directors, if any, will receive customary fees for service on Holding's and CPI's respective Boards of Directors.

ITEM 12:      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



All of CPI's common stock is owned by Holding. The following table sets forth, as of February 1, 1996, certain information with respect to the beneficial ownership of Holding Common Stock by (i) each person known by Holding to own beneficially 5% or more of the outstanding shares of Holding Common Stock, (ii) each director of Holding and CPI, (iii) the person named in the summary compensation table, and (iv) all executive officers and directors as a group.






                                                              Amount and Nature of           Percent of
Name and Address of Beneficial Owner (a)                      Beneficial Ownership       Shares Outstanding
- ------------------------------------------------------------  -------------------------  --------------------
Green Equity Investors II, L.P.(b)........................             143,630                71.82%
333 S. Grand Avenue, Suite 5400
Los Angeles, California 90071

Leonard I. Green(b).......................................             143,630                71.82%
333 S. Grand Avenue, Suite 5400
Los Angeles, California 90071

John G. Danhakl(b)........................................             143,630                71.82%
333 S. Grand Avenue, Suite 5400
Los Angeles, California 90071

Gregory J. Annick(b)......................................             143,630                71.82%
333 S. Grand Avenue, Suite 5400
Los Angeles, California 90071

Al D. Wilunowski (c)......................................              22,000                11.10%
607 Hansen Way
Palo Alto, California 94304

Directors and Executive Officers as a group (12 persons)..              38,250                19.13%

- ---------
(a) Addresses are given only for persons listed as beneficial owners of 5% or more of Holding Common Stock.

(b) GEI II is a Delaware limited partnership managed by LGP, which is an affiliate of the general partner of GEI II. Each of Mr. Green, Jonathan
       D. Sokoloff, Mr. Danhakl, Mr. Annick and Jennifer Holden Dunbar, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control LGP and such general partner. LGP and such general partner may be deemed to control the voting and disposition of the shares of Holding Common Stock owned by GEI II. Accordingly, for certain purposes, Messrs. Green, Sokoloff, Danhakl and Annick and Ms. Holden Dunbar may be deemed to be beneficial owners of the shares of Holding Common Stock held by GEI II. All of the shares of Holding Common Stock shown in the table as being beneficially owned by Messrs. Green, Danhakl and Annick are owned by GEI II.


(c) Includes 200 shares originally acquired by Mr. Wilunowski and subsequently transferred to his child.

Terms of Subscription and Stockholder Agreements



Holding Common Stock and Junior Preferred Stock purchased by GEI II was purchased pursuant to a Stock Subscription Agreement between Holding, CPI and GEI II. GEI II was also granted certain demand and "piggyback" registration rights for any shares of Holding Common Stock it may own pursuant to the Holding Common Stock Registration Rights Agreement dated as of August 11, 1995 among Holding, GEI II and the initial purchaser of CPI's Series A Senior Preferred Stock.

Holders of Holding Common Stock issued to qualified institutional buyers and/or institutional accredited investors are entitled to the benefit of agreements with Holding and CPI which contain certain demand and "piggyback" registration rights, customary "tag-along" sale rights exercisable by the investor, and customary "drag-along" sale rights exercisable by GEI II in certain circumstances. In addition, the Management Investors have been granted certain registration rights and "tag-along" rights and are subject to certain "drag-along" obligations.


ITEM 13:      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreements



LGP is investment adviser to, and an affiliate of the general partner of, GEI II, which holds approximately 71.8% of the outstanding shares of Holding. Holding, in turn, owns all of the outstanding shares of common stock of CPI. Messrs. Green, Danhakl and Annick, who are directors of Holding and CPI, are also stockholders of the general partner of LGP. Upon consummation of the Acquisition, LGP received a fee of approximately $3.3 million pursuant to a management agreement between LGP and GEI II for its services in arranging and structuring the Acquisition and related financing, including, among other things, structuring and negotiating the Acquisition Agreement and the Ancillary Agreements, obtaining senior credit financing and arranging the terms of the Senior Credit Agreement and related documents, negotiating the terms of the Notes and Units, financial and market analysis and other similar consulting and investment banking services. In addition, in connection with the Acquisition, Holding and CPI have entered into a Management Services Agreement with LGP pursuant to which LGP will receive an annual fee of approximately $362,000 plus reasonable expenses for providing management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analysis, negotiating and structuring financing, and exploring, negotiating and arranging expansion and capital market opportunities, in the future. The Management Services Agreement has a term of up to twelve years. Holding and CPI believe that the contacts and expertise provided by LGP in these areas enhance the Company's opportunities and management's expertise in these matters and that the fees to be paid to LGP fairly reflect the value of the services provided by LGP. In addition to an annual fee for such management consulting services, the Management Services Agreement provides that LGP may receive reasonable and customary fees and expenses from time to time for providing financial advisory and investment banking services in connection with major financial transactions that may be undertaken in the future. The Senior Credit Agreement and the Indenture also include certain provisions regarding approval of affiliate transactions.

Management Share Agreement



In connection with Mr. Wilunowski's purchases of 22,200 Management Shares, pursuant to Management Shares agreements, Holding and CPI made limited recourse loans to Mr. Wilunowski in the principal amounts of $500,00 and $199,980, respectively. These loans are evidenced by Management Notes delivered by Mr. Wilunowski to Holding. The Management Note given in connection with Mr. Wilunowski's acquisition of 20,000 Management Shares in the Original Management Share Issuance has a term of nine years, is secured by a pledge of 75% of such Management Shares and is guaranteed by Varian. The Management Note given in connection with Mr. Wilunowski's acquisition of 2,200 Management Shares in the September Management Share Issuance also has a term of nine years and is secured by a pledge of approximately 91% of such Management Shares, but is not guaranteed by Varian. Outstanding principal under each Management Note bears interest at an annually adjustable rate equal to the "Applicable Federal Rate" in effect under Internal Revenue Code Section 1274(d) for obligations of a term equal to the then-remaining term of such note. Recourse under the Management Notes is limited to the Management Shares pledged to secure the applicable note.



Share Repurchase

On September 25, 1995, Holding repurchased 10,870 shares of Holding Common Stock from GEI II at a purchase price of $100 per share (the same price at which the 10,870 Management Shares were issued in the September Management Share Issuance) pursuant to an understanding between Holding and GEI II under which Holding would repurchase shares of Holding Common Stock owned by GEI II on a share-for-share basis concurrently with any additional purchases of Holding Common Stock by Management Investors within a limited period of time after consummation of the Acquisition.

Registration Rights Agreement



Pursuant to the Holding Common Stock Registration Rights Agreement dated August 11, 1995 among Holding, GEI II and the initial purchaser of CPI's Series A Senior Preferred Stock, GEI II was granted certain demand and "piggyback" registration rights with regard to the shares of Holding Common Stock it may own from time to time.

                                     PART IV

ITEM 14:      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K



(a)      Financial Statement Schedule of CPI and Holding



         Schedule II - Valuation and Qualifying Accounts

(b)      Reports on Form 8-K

         None.

(c)      Schedule of Exhibits

Exhibit No.                                     Description



2.1 (1) Stock Sale Agreement between CPI (as successor by merger to CPII Acquisition Corp., then known as Communications & Power Industries Holding Corporation) and Varian dated as of June 9 ,1995.

2.2 (1) First Amendment to Stock Sale Agreement among Holding, CPI (as successor by merger to CPII Acquisition) and Varian dated as of August 11, 1995.

2.3 (1) Second Amendment to Stock Sale Agreement among Holding, CPI (as successor by merger to CPII Acquisition) and Varian dated as of August 11, 1995.

3.1(1) Restated Certificate of Incorporation of CPI filed with the Delaware Secretary of State on August 11, 1995.

3.2(1)        Bylaws of CPI.

3.3(1)        Certificate of Incorporation of Holding.



3.4(1)        Bylaws of Holding.

4.1(1) Indenture among CPII Acquisition, Holding, the other guarantors of the Notes (the "Guarantors") and U.S. Trust Company of California, N.A., relating to the Notes dated as of August 11, 1995.


4.2(1) First Supplemental Indenture among CPI, Holding, the other Guarantors and U.S. Trust Company of California, N.A., relating to the Notes dated as of August 11, 1995.


4.3(1)        Form  of Notes (included in Exhibit 4.1, Exhibit A).


4.4(1) Form of Indenture between CPI and Shawmut Bank Connecticut, National Association, relating to the Exchange Notes.


4.5(1)        Form of Exchange Note (included in Exhibit 4.5, Exhibit A).

Exhibit No.                       Description

4.6(2) Form of Second Supplemental Indenture among CPI, Holding, the other Guarantors and U.S. Trust Company of California, N.A., relating to the Notes.

10.1(1) Credit Agreement among CPI, Holding, CPII Acquisition, the other obligors named therein, the lenders named therein and Bankers Trust Company, as Agent, dated as of August 11, 1995 (including Annex A (Definitions; Rules of Construction) and Annex F (Financial Covenants)).

10.2(1)       Term A Notes in the amount of $8,333,333.32, $4,166,666.67,
              $4,166,666.67, $4,166,666.67 and $4,166,666.76 made by CPI in favor of Bankers Trust Company, Dresdner Bank AG, First Bank National Association, The Nippon Credit Bank, Ltd. and Union Bank, respectively, dated as of August 11, 1995.

10.3(1)       Term B Notes in the amount of $11,666,666.68 and $5,666,666.67 made by CPI in favor of Bankers Trust Company and Crescent/Mach I Partners, respectively, dated as of August 11, 1995.

10.4(1) Revolving Credit Notes in the amount of $11,666,666.68, $5,833,333.33, $5,833,333.33, $5,833,333.33 and $5,833,333.33 made by CPI in favor of Bankers Trust Company, Dresdner Bank AG, First Bank National Association, The Nippon Credit Bank, Ltd, and Union Bank, respectively, dated as of August 11, 1995.

10.5(1) Swingline Note in the amount of $5,000,000 made by CPI in favor of Bankers Trust Company dated as of August 11, 1995.

10.6(1) Security Agreement among CPI, CPII Acquisition, the other assignors named therein and Bankers Trust Company, as Agent, dated as of August 11, 1995.

10.7(1) Pledge Agreement made by CPI, Holding, CPII Acquisition, and CPI Subsidiary Holdings, Inc. in favor of Bankers Trust Company, as Agent, dated as of August 11, 1995.



10.8(1) Continuing Guaranty made by each of the Guarantors in favor of the Lenders and Agent under the Senior Credit Agreement, dated as of August 11, 1995.



10.9(1) Transitional Services Agreement between CPI and Varian dated as of August 10, 1995.

10.10(3)(+)   Key Components Supply Agreement between CPI and Varian dated as of
              August 10, 1995.

10.11(1) Cross License Agreement between the CPI and Varian dated as of August 10, 1995.

10.12(1) Trademark License Agreement between CPI and Varian dated as of August 10, 1995.

Exhibit No.                       Description



10.13(1) Assignment and Assumption of Lessee's Interest in Lease (Units 1-4, Palo Alto) and Covenants, Conditions and Restrictions on Leasehold Interests (Units 1-12, Palo Alto) dated as of August 10, 1995 between Varian Realty Inc., Varian Associates, Inc. and CPI.

10.14(1) Sublease (Portion of Building 2 Located on Unit 5, Palo Alto) dated as of August 10, 1995 between Varian Realty Inc. and CPI.

10.15(1) Sublease (Unit 8, Palo Alto) dated as of August 10, 1995 between Varian Realty Inc. and CPI.

10.16(1) Sublease (Building 4, Palo Alto) .dated as of August 10, 1995 between CPI, as Sublessee, Varian Associates, Inc., as Sublessor, and Varian Realty Inc., as Adjacent Property Sublessor.

10.17(1) Assignment and Assumption of Tenant's Interest in Lease (Santa Clara, California) dated as of August 10, 1995 between Varian and CPI.

10.18(1) Lease (Salt Lake City, Utah) dated as of August 10, 1995 between CPI and Varian Associates, Inc.

10.19(1) Shared Use Agreement dated as of August 11, 1995 between Varian (on behalf of itself and its subsidiaries) and CPI (as successor by merger to CPII Acquisition Corp.) (on behalf of itself and its subsidiaries).



10.20(1) Purchase Agreement among CPII Acquisition, Holding, the other Guarantors and the initial purchasers of the Series A Senior Subordinated Notes (the "Initial Notes Purchasers") dated as of August 11, 1995.

10.21(1) Purchase Agreement among CPII Acquisition, Holding and the initial purchaser of the Series A Senior Preferred Stock (the "Initial Senior Preferred Stock Purchaser") dated as of August 11, 1995.



10.22(1) A/B Exchange Registration Rights agreement among CPI (as successor by merger to CPII Acquisition), Holding, the other Guarantors and the Initial Notes Purchasers dated as of August 11, 1995.

10.23(1) Amendment to A/B Exchange Registration Rights Agreement among CPI, Holding, the other Guarantors and the Initial Notes Purchasers dated as of August 11,1995.

10.24(1) A/B Exchange Registration Rights Agreement between CPI (as successor by merger to CPII Acquisition) and the Initial Senior Preferred Stock Purchaser dated as of August 11, 1995.

10.25(1) Amendment to A/B Exchange Registration Rights Agreement between CPI and the Initial Senior Preferred Stock Purchaser dated as of August 11, 1995.

Exhibit No.                       Description

10.26(1) Holding Common Stock Registration Rights Agreement by and among Holding, GEI II and the Initial Senior Preferred Stock Purchaser dated as of August 11, 1995 relating to the Holding Common Stock sold with the Series A Senior Preferred Stock.

10.27(1) Stockholders Agreement by and among Holding, GEI II and the Initial Senior Preferred Stock Purchaser dated as of August 11, 1995 relating to the Holding Common Stock sold with the Series A Senior Preferred Stock.

10.28(1) Stock Subscription Agreement among Holding, CPII Acquisition Corp. and GEI II dated as of August 11, 1995.



10.29(1) Management Services Agreement among CPI, Holding and Leonard Green & Partners, L.P. dated as of August 11, 1995.



10.30(1) 1995 Holding Management Equity Plan (including Form of Management Subscription and Stockholders Agreement).

10.31(1) Letter from Holding to Al D. Wilunowski dated June 9, 1995 relating to terms of employment.

10.32(1) Letter from Holding to Alvin J. Ferreira dated June 9, 1995 relating to terms of employment.

10.33(1) Letter from Holding to Dennis J. Gleason dated June 9, 1995 relating to terms of employment.

10.34(1) Letter from Holding to H. Frederick Koehler dated June 9, 1995 relating to terms of employment.

10.35(1) Letter from Holding to Armand Staprans dated June 9, 1995 relating to terms of employment.


21(1)         Subsidiaries of CPI and Holding.



- --------------


(1) Incorporated by reference to CPI's Registration Statement on Form S-1 (Registration No. 33-96858), filed on September 12, 1995.

(2) Incorporated by reference to Amendment No.3 to CPI's Registration Statement on Form S-1 (Registration No.33-96858), filed on November 9, 1995.

(3) Incorporated by reference to Amendment No.1 to CPI's Registration Statement on Form S-1 (Registration Statement No. 33-96858), filed on October 25, 1995.



 (+) Certain portions of this Exhibit have been omitted and filed separately under an application for confidential treatment with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 COMMUNICATIONS & POWER INDUSTRIES



                                 By: /s/ Al D. Wilunowski

                                     --------------------
                                     Al D. Wilunowski
                             Chief Executive Officer and President

                                 Date: [September 12, 1996]



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



         Signature                      Title                                                          Date

         ---------                      -----                                                          ----
   /s/ Leonard I. Green               Director                                                        9-12-96

- -------------------------


    /s/ John G. Danhakl               Director                                                        9-12-96

- -------------------------


   /s/ Gregory J. Annick              Director                                                        9-12-96

- -------------------------


    /s/ Lynn E. Harvey                Chief Financial Officer, Treasurer and Secretary

- -------------------------               (Principal Financial and Accounting Officer)                  9-12-96

   /s/ Al D. Wilunowski               Director, Chief Executive Officer and President

- -------------------------               (Principal Executive Officer)                                 9-12-96



Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants which have not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934:



No annual report to security holders covering either registrant's last fiscal year has been sent to either registrant's security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent to more than ten of either registrant's security holders with respect to any annual or other meeting of security holders. No such report or proxy material is expected to be furnished to security holders subsequent to the filing of the annual report on this Form.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 COMMUNICATIONS & POWER INDUSTRIES HOLDING

                                 CORPORATION

                                 By: /s/ Al D. Wilunowski

                                     --------------------
                                     Al D. Wilunowski
                             Chief Executive Officer and President

                                   Date: [September 12, 1996]


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



         Signature                      Title                                                          Date

         ---------                      -----                                                          ----
   /s/ Leonard I. Green               Director                                                        9-12-96

- -------------------------


    /s/ John G. Danhakl               Director                                                        9-12-96

- -------------------------


   /s/ Gregory J. Annick              Director                                                        9-12-96

- -------------------------


    /s/ Lynn E. Harvey                Chief Financial Officer, Treasurer and Secretary

- -------------------------               (Principal Financial and Accounting Officer)                  9-12-96

   /s/ Al D. Wilunowski               Director, Chief Executive Officer and President

- -------------------------               (Principal Executive Officer)                                 9-12-96



Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants which have not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934:

No annual report to security holders covering either registrant's last fiscal year has been sent to either registrant's security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent to more than ten of either registrant's security holders with respect to any annual or other meeting of security holders. No such report or proxy material is expected to be furnished to security holders subsequent to the filing of the annual report on this Form.

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                 and subsidiary


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

                          INDEX TO FINANCIAL STATEMENTS

                    COMMUNICATIONS AND POWER INDUSTRIES, INC.


                                                                                    Page
                                                                                    ----
Report of Independent Accountants.................................................  F-3

Consolidated Balance Sheets as of September 29, 1995 (Successor) and September
     30, 1994 (Predecessor).......................................................  F-5

Consolidated Statements of Operations for the 7-week period ended September 29,
     1995 (Successor), the 45-week period ended August 11, 1995 (Predecessor), the 52-week period ended September 30, 1994 (Predecessor) and the 52-week period ended October 1, 1993 (Predecessor)...................................  F-6

Consolidated Statements of Stockholders' Equity (Deficit) for the 7-week period ended September 29, 1995 (Successor), the 45-week period ended August 11,
     1995 (Predecessor), the 52-week period ended September 30, 1994
     (Predecessor) and the 52-week period ended October 1, 1993
     (Predecessor)................................................................  F-7

Consolidated Statements of Cash Flows for the 7-week period ended September 29,
     1995 (Successor), the 45-week period ended August 11, 1995 (Predecessor), the 52-week period ended September 30, 1994 (Predecessor) and the 52-week period ended October 1, 1993
     (Predecessor)................................................................  F-8

Notes to the Consolidated Financial Statements....................................  F-10


             COMMUNICATIONS AND POWER INDUSTRIES HOLDING CORPORATION


Report of Independent Accountants.................................................  F-32

Consolidated Balance Sheets as of September 29, 1995 (Successor) and September
     30, 1994 (Predecessor).......................................................  F-34

Consolidated Statements of Operations for the 7-week period ended September 29,
     1995 (Successor), the 45-week period ended August 11, 1995 (Predecessor), the 52-week period ended September 30, 1994 (Predecessor) and the 52-week period ended October 1, 1993 (Predecessor)...................................  F-35

Consolidated Statements of Stockholders' Equity (Deficit) for the 7-week period ended September 29, 1995 (Successor), the 45-week period ended August 11,
     1995 (Predecessor), the 52-week period ended September 30, 1994
     (Predecessor) and the 52-week period ended October 1, 1993
     (Predecessor)................................................................  F-36

Consolidated Statements of Cash Flows for the 7-week period ended September 29,
     1995 (Successor), the 45-week period ended August 11, 1995 (Predecessor), the 52-week period ended September 30, 1994 (Predecessor) and the 52-week period ended October 1, 1993
     (Predecessor)................................................................  F-37

Notes to the Consolidated Financial Statements....................................  F-39

                                  FINANCIAL STATEMENT SCHEDULES

Communications & Power Industries, Inc............................................  F-61
Communications & Power Industries Holding Corporation.............................  F-62


                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Communications & Power Industries, Inc.:


We have audited the accompanying consolidated balance sheet of Communications & Power Industries, Inc. (a wholly owned subsidiary of Communications & Power Industries Holding Corporation) and subsidiaries ( "CPI" or the "Successor") as of September 29, 1995, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the 7-week period ended September 29, 1995. We have also audited the related consolidated statements of operations, stockholders' equity, and cash flows of CPI's predecessor, the Electron Devices Business of Varian Associates, Inc. (the "Predecessor") for the 45-week period ended August 11, 1995. In connection with our audits of the consolidated financial statements for the periods indicated above, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of CPI's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


As described in the notes to the consolidated financial statements, CPI acquired assets and assumed liabilities on August 11, 1995 in a transaction which was accounted for as a purchase. Accordingly, the consolidated financial statements of the Successor are presented on a different cost basis than the consolidated financial statements of the Predecessor and, therefore, are not comparable.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Successor as of September 29, 1995, the results of their operations and their cash flows for the 7-week period ended September 29, 1995, and the results of operations and cash flows of the Predecessor for the 45-week period ended August 11, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                        s/KPMG PEAT MARWICK, LLP


San Jose, California
November 21, 1995


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Communications & Power Industries, Inc.:


We have audited the accompanying balance sheets of the Electron Devices Business, a segment of Varian Associates, Inc. (excluding the segment's Tempe, Arizona operations) (the "Predecessor") as of September 30, 1994 and the related statements of operations, stockholders' equity and cash flows for each of the two fiscal years in the period ended September 30, 1994. In connection with our audits of the consolidated financial statements for the periods indicated above, we have also audited the financial statement schedule as listed in the accompanying index. These financial statements are the responsibility of CPI's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor as of September 30, 1994 and the results of its operations and its cash flows for each of the two fiscal years in the period ended September 30, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                      s/COOPERS & LYBRAND, L.L.P

San Jose, California
April 30, 1995


                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                 Successor     Predecessor
                                                               -------------  -------------
                                                               September 29,  September 30,
                       ASSETS                                      1995            1994
                       ------                                  -------------  -------------
CURRENT ASSETS
    Cash and cash equivalents                                    $   8,267          5,713
    Accounts receivable, net                                        44,743         39,817
    Inventories                                                     44,765         39,137
    Deferred taxes                                                    --           11,897

    Other current assets                                             2,566            981
                                                                 ---------      ---------
Total current assets                                               100,341         97,545
Property, plant, and equipment, net                                 74,071         61,429
Goodwill, net                                                       26,098           --
Debt issue costs, net                                               11,371           --
Deferred taxes                                                       2,969           --
Other assets                                                            52          3,175
                                                                 ---------      ---------
Total assets                                                     $ 214,902        162,149
                                                                 =========      =========
               LIABILITIES, REDEEMABLE
         PREFERRED STOCK AND EQUITY (DEFICIT)
         ------------------------------------

CURRENT LIABILITIES

    Revolving credit facility                                    $  19,600           --
    Accounts payable - trade                                        16,474          6,169
    Accrued expenses                                                19,786         22,128
    Product warranty                                                 4,690          4,635
    Current portion of term loans                                    3,200           --
    Advance payments from customers                                  1,387          4,192
                                                                 ---------      ---------
Total current liabilities                                           65,137         37,124
Senior term loans                                                   38,800           --
Senior subordinated notes                                          100,000           --
Deferred taxes                                                          43          5,171
                                                                 ---------      ---------
Total liabilities                                                  203,980         42,295
                                                                 ---------      ---------
SENIOR REDEEMABLE PREFERRED STOCK ($.01 par value,
    325,000 shares authorized; 150,000 shares issued and
    outstanding, liquidation preference $100 per share)             12,460           --
                                                                 ---------      ---------
Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT):
    Junior Preferred Stock ($.01 par value, 525,000 shares
       authorized; 100,000 shares issued and outstanding,
       liquidation preference $100 per share)                            1           --
    Common stock ($.01 par value, 400,000 shares authorized;
       1 share issued and outstanding)                                --             --
    Additional paid-in capital                                      29,088
    Accumulated deficit                                            (29,627)          --
    Business equity                                                   --          119,854
    Less stockholder loans                                          (1,000)          --
                                                                 ---------      ---------
Net stockholders' equity (deficit)                                  (1,538)       119,854
                                                                 ---------      ---------
Total liabilities, redeemable preferred
    stock and equity (deficit)                                   $ 214,902        162,149
                                                                 =========      =========

See accompanying notes to the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                             Successor                   Predecessor
                                           -------------  ------------------------------------------
                                              7-Week        45-Week         52-Week        52-Week
                                           period ended   period ended   period ended   period ended
                                           September 29,   August 11,    September 30,   October 1,
                                              1995            1995           1994           1993
                                           ------------   ------------   ------------   ------------
Sales                                       $ 36,398         214,677        246,890        255,295
Cost of sales                                 27,634         160,156        186,996        198,625
                                            --------        --------       --------       --------
Gross Profit                                   8,764          54,521         59,894         56,670
                                            --------        --------       --------       --------
Operating costs and expenses:
     Research and development                  1,198           7,429          7,619          7,565
     Marketing                                 2,763          17,506         19,476         20,122
     General and administrative                3,250          19,725         17,380         18,722
     Write-off of acquired in-process
          research and development            31,363            --             --             --
                                            --------        --------       --------       --------
Total operating costs and expenses            38,574          44,660         44,475         46,409
                                            --------        --------       --------       --------
Operating income (loss)                      (29,810)          9,861         15,419         10,261
Interest expense                               2,497            --             --             --
                                            --------        --------       --------       --------
Earnings (loss) before taxes                 (32,307)          9,861         15,419         10,261
Income tax expense (benefit)                  (2,709)          3,649          5,859          3,899
                                            --------        --------       --------       --------
Net earnings (loss)                         $(29,598)          6,212          9,560          6,362
                                            ========        ========       ========       ========

See accompanying notes to the consolidated financial statements.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                          Total
                                        Junior                   Additional                                            Stockholders'
                                       Preferred      Common      Paid-in     Accumulated   Stockholder    Business       Equity
                                         Stock        Stock       Capital       Deficit        Loans        Equity       (deficit)
                                       ---------    ---------    ----------   -----------   -----------    ---------   -------------
PREDECESSOR:
  Balances, October 2, 1992            $                                                                     137,115       137,115
      Net repayments to Varian                                                                               (17,820)      (17,820)
      Net earnings                                                                                             6,362         6,362
                                       ---------    ---------    ---------     ---------     ---------     ---------     ---------
  Balances, October 1, 1993                 --           --           --            --            --         125,657       125,657
      Net repayments to Varian                                                                               (15,363)      (15,363)
      Net earnings                                                                                             9,560         9,560
                                       ---------    ---------    ---------     ---------     ---------     ---------     ---------
  Balances, September 30, 1994              --           --           --            --            --         119,854       119,854
      Net repayments to Varian                                                                                (4,475)       (4,475)
      Net earnings                                                                                             6,212         6,212
                                       ---------    ---------    ---------     ---------     ---------     ---------     ---------
  Balances, August 11, 1995                 --           --           --            --            --         121,591       121,591

SUCCESSOR:
  Elimination of business equity                                                                            (121,591)     (121,591)

  Issuance of stock in connection
    with the Acquisition:

     10,500 shares of common
      stock of Holding issued
      in connection with the
      issuance of the Senior
      Redeemable Preferred Stock                                     1,050                                                   1,050

     Issuance of 100,000 shares
      of Junior Preferred Stock                1                     9,999
      Less issue costs                      --                        (654)                                                  9,346

     Issuance of 1 share of
      Common stock to Holding                            --         20,000
      Less issue costs                                              (1,307)
      Less stockholder loans                                                                    (1,000)                     17,693

  Amortization of discount and
    issue costs on Senior
    Redeemable Preferred Stock                                                       (29)                                      (29)

  Net loss for the period from
    August 12, 1995 through
    September 29, 1995                                                           (29,598)                                  (29,598)
                                       ---------    ---------    ---------     ---------     ---------     ---------     ---------
  Balances,
    September 29, 1995                 $       1         --         29,088       (29,627)       (1,000)         --          (1,538)
                                       =========    =========    =========     =========     =========     =========     =========

See accompanying notes to the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                  Successor                         Predecessor
                                                                -------------      ----------------------------------------------
                                                                   7-Week             45-Week         52-Week           52-Week
                                                                period ended       period ended     period ended     period ended
                                                                September 29,       August 11,      September 30,      October 1,
                                                                    1995               1995             1994             1993
                                                                -------------      ------------     -------------    ------------
OPERATING ACTIVITIES
      Net cash provided by operating activities                  $  14,823             4,083            31,351            33,721
                                                                 ---------         ---------         ---------         ---------
INVESTING ACTIVITIES
      Purchase of businesses, net of cash acquired                (196,200)             --                 250            (3,909)
      Proceeds from sale of
           property, plant and equipment                              --                --                 655               236
      Purchase of property, plant, and equipment                      (880)           (6,063)          (14,813)           (9,814)
      Property, plant and equipment transfers out (in)                --                --                 106            (1,470)
      (Increase) decrease in other non current assets                  (27)              742               911              (171)
                                                                 ---------         ---------         ---------         ---------
      Net cash used in investing activities                       (197,107)           (5,321)          (12,891)          (15,128)
                                                                 ---------         ---------         ---------         ---------
FINANCING ACTIVITIES
      Repayment of intercompany funding to Varian                     --              (4,475)          (15,363)          (17,820)
      Proceeds from revolving credit facility                       19,600              --                --                --
      Proceeds from the issuance of debt:
           Senior term loans                                        42,000              --                --                --
           Senior subordinated notes                               100,000              --                --                --
           Debt issue costs                                        (11,570)             --                --                --
      Proceeds from the sale of stock:
           Senior Redeemable Preferred Stock                        15,000              --                --                --
           Junior Preferred Stock                                   10,000              --                --                --
           Common stock                                             20,000              --                --                --
           Common and preferred stock issue costs                   (3,479)
           Stockholder loans                                        (1,000)             --                --                --
                                                                 ---------         ---------         ---------         ---------
      Net cash provided by (used in) financing activities          190,551            (4,475)          (15,363)          (17,820)
                                                                 ---------         ---------         ---------         ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                         8,267            (5,713)            3,097               773
Cash and cash equivalents at beginning of period                      --               5,713             2,616             1,843
                                                                 ---------         ---------         ---------         ---------
Cash and cash equivalents at end of period                       $   8,267              --               5,713             2,616
                                                                 =========         =========         =========         =========

See accompanying notes to the consolidated financial statements.

                                 (in thousands)

                                                          Successor                        Predecessor
                                                        -------------     ---------------------------------------------
                                                           7-Week            45-Week         52-Week         52-Week
                                                        period ended      period ended     period ended    period ended
                                                        September 29,       August 11,     September 30,    October 1,
                                                            1995              1995            1994             1993
                                                        -------------     ------------     -------------   ------------
DETAIL OF NET CASH PROVIDED
   BY OPERATING ACTIVITIES
Net earnings (loss)                                       $(29,598)           6,212            9,560            6,362
Adjustments to reconcile net earnings (loss) to
   net cash provided by operating activities:
      Write-off of acquired in-process
           research and development                         31,363             --               --               --
      Depreciation                                             803           10,999           12,191           11,384
      Deferred taxes                                        (2,926)           6,726             (255)           4,105
      Loss from sale of assets                                --               --                165              138
      Amortization of deferred debt issue costs                199             --               --               --
      Amortization of intangibles                              138              166              204              161
      Changes in operating assets and liabilities:
           Accounts receivable                              (7,977)           3,051            3,413           (2,024)
           Inventories                                       4,581           (6,109)           7,240           11,748
           Other current assets                                  7           (1,592)            (247)             762
           Accounts payable - trade                          9,843              462             (551)           1,525
           Accrued expenses                                  9,024          (13,716)            (252)           1,759
           Product warranty                                     95              (40)            (537)          (1,582)
           Advance payments from customers                    (729)          (2,076)             420             (617)
                                                          --------         --------         --------         --------
Net cash provided by operating activities                 $ 14,823            4,083           31,351           33,721
                                                          ========         ========         ========         ========

See accompanying notes to the consolidated financial statements.


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         BACKGROUND AND THE ACQUISITION


Prior to August 11, 1995, Communication and Power Industries Inc.'s ("CPI" or "Successor") operations were the principal operations of the Electron Devices Business (the "Predecessor"), a segment of Varian Associates, Inc. ("Varian"), except they exclude the Tempe, Arizona operations. The Predecessor consisted of substantially all of the assets of Varian and its affiliates that were used primarily in developing, manufacturing and distributing microwave and power grid tubes, microwave amplifiers, modulators and various other power supply equipment and devices. On August 11, 1995, CPI acquired these assets (the "Acquisition") from Varian and was then merged with a wholly owned subsidiary of Communications & Power Industries Holding Corporation ("Holding"), a corporation newly formed by a group of investors, including management of Holding and CPI. References to CPI or its business for periods prior to August 11, 1995 shall be references to the Predecessor and its buisness, unless the context otherwise requires.


A summary of the assets acquired and liabilities assumed at their fair values is as follows (in thousands):

              ASSETS ACQUIRED:
                   Accounts receivable                   $ 36,766
                   Inventories                             49,346
                   Other current assets                     2,573
                   Property, plant and equipment           73,994
                   Goodwill                                26,235
                   Other assets                                27
                                                         --------
                      Total assets acquired               188,941
                                                         --------
              LIABILITIES ASSUMED:
                   Accounts payable - trade                 6,631
                   Accrued expenses                        10,762
                   Advance payments from customers          2,116
                   Product warranty                         4,595
                                                         --------
                      Total liabilities assumed            24,104
                                                         --------
              Purchase price allocated to in-process
                   research and development                31,363
                                                         --------
                      Purchase price paid to Varian      $196,200
                                                         ========

The Acquisition has been accounted for as a purchase, and, accordingly, the purchase price was allocated based upon the fair values of assets acquired and liabilities assumed as of August 11, 1995.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

In connection with the Acquisition, CPI entered into two senior term loans in the aggregate amount of $42.0 million (the "Senior Term Loans") and a revolving credit facility in a principal amount of up to $35.0 million (including a $5.0 million sub-facility for letters of credit) pursuant to the Credit Agreement with Bankers Trust Company, as agent, and the lenders thereunder (the "Senior Credit Agreement"), of which approximately $23.0 million was drawn in connection with the consummation of the Acquisition. Additional financing for the Acquisition was obtained through the issuance of 12% Senior Subordinated Notes due 2005 (the "Senior Subordinated Notes") of CPI in the aggregate principal amount of $100.0 million, the issuance of Series A 14% Senior Redeemable Exchangeable Cumulative Preferred Stock due 2007 (the "Senior Redeemable Preferred Stock") of CPI and the issuance of Series A 14% Junior Cumulative Preferred Stock (the "Junior Preferred Stock") of CPI and common stock of Holding.


A summary of the Acquisition financing is as follows (in thousands):

                 Bank borrowings                       $  9,200
                 Senior term loans                       42,000
                 Senior subordinated debt               100,000
                 Senior Redeemable Preferred Stock       15,000
                 Junior Preferred Stock                  10,000
                 Holding common stock                    20,000
                                                       --------
                                                       $196,200
                                                       ========


The accompanying consolidated financial statements include the results of the Predecessor for the 45-week period ended August 11, 1995 and for the 52-week periods ended September 30, 1994 and October 1, 1993. The accompanying consolidated financial statements for the 7-week period ended September 29, 1995 include the results of CPI and its direct and indirect wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, significant intercompany balances and transactions within the Predecessor have been eliminated.

In connection with the Acquisition, Varian retained certain assets and liabilities of the Predecessor. The retention of these assets and liabilities reduced the Predecessor's cash flow from operating activities during the 45-week period ending August 11, 1995. This was partially offset by an increase in CPI's cash flow from operating activities during the 7-week period ended September 29, 1995.


The Predecessor's and Successor's fiscal years are the 52- or 53-week periods which end on the Friday nearest September 30.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Cash and Cash Equivalents

Currency on hand, demand deposits, and all highly liquid investments with an original maturity of three months or less are considered to be cash and cash equivalents. No cash was paid for interest or taxes by the Predecessor (all cash payments relating to such matters were made by Varian) or the Successor during the periods presented.

                  Goodwill


The excess of the purchase price over the fair value of the net assets acquired is classified as goodwill and is being amortized over its estimated useful life of 25 years on a straight-line basis. CPI periodically evaluates the ongoing profitability of the business to determine if impairment in the value of this asset has occurred.


                  Warranty


CPI's products are generally warranted for a variety of periods, typically one to five years or a predetermined product usage life. Estimated future costs of repair, replacement or customer accommodations are reflected in the accompanying consolidated financial statements.


                  Environmental Liabilities

Liabilities for environmental expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Environmental costs of the Predecessor were accumulated at the corporate level within Varian and charged to the Predecessor through corporate allocations. In connection with the Acquisition, Varian retained the environmental liabilities of the Predecessor existing as of the closing date at the Predecessor's facilities.

                  Deferred Debt Issue Costs


Costs incurred related to the issuance of CPI's long-term debt are capitalized and amortized over the estimated time the obligations are expected to be outstanding using the effective interest method. The amortization period used for the deferred costs associated with the revolving credit facility, the Senior Term Loans, and the Senior Subordinated Notes is 5 years, 7 years and 10 years, respectively.


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                  Senior Redeemable Preferred Stock


CPI's Senior Redeemable Preferred Stock was issued in units with an aggregate of 10,500 shares of common stock of Holding. The fair value of the shares of Holding's common stock issued, and the issue costs associated with the issuance of the Senior Redeemable Preferred Stock, have been reflected as a reduction of the Senior Redeemable Preferred Stock issued and is being amortized via a charge to retained earnings over the period until mandatory redemption, 12 years, on a straight-line basis.


                  Income Taxes


Income taxes are accounted for under the asset and liability method. CPI's deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis and the financial reporting basis of assets and liabilities. The Predecessor's operations were included in the consolidated income tax returns filed by Varian. However, for purposes of the financial statements of the Predecessor, the provision for income taxes was prepared using the effective tax rate of Varian's consolidated financial statements on a separate entity basis. The provision for income taxes of CPI and the Predecessor is based upon the differences between financial reporting and tax basis of assets and liabilities measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. The computed amount of the current provision for income taxes of the Predecessor was recorded to business equity.


                  Revenue Recognition

Sales and related cost of sales are recognized primarily upon shipment of products. Sales and related cost of sales under long-term contracts to commercial customers and the U. S. government are recognized primarily as units are delivered.

The estimated sales values of performance under certain U. S. government fixed-price and fixed-price incentive contracts in process are recognized under the percentage of completion method of accounting where the sales value is determined on the basis of costs incurred. Provisions for anticipated losses are made in the period in which they first become determinable. Sales under cost-reimbursement contracts, primarily research and development contracts, are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. The fees under certain U.S. government contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue at the time the amounts can be reasonably determined.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                  Business Risks and Credit Concentrations


CPI develops, manufactures and distributes components for systems used to generate, amplify and transmit high-power/high frequency microwave and radio frequency signals. End use applications of these systems include the transmission and amplification of voice, data and video signals for broadcasting and telecommunications, transmission of radar signals for navigation and location, transmission of false signals for electronic countermeasures and various other uses in the industrial, medical and scientific markets.

Defense-related applications such as certain radar, electronic countermeasures and military communications constitute a significant portion of CPI's sales. The U.S. defense budget has been declining since the mid-1980s. Although management believes that CPI has successfully responded to shrinking defense budgets by refocusing its operations on commercial and other non-defense applications, a significant further decline in U.S. or global military spending could have a material adverse effect on CPI's sales and earnings. Additionally, companies engaged in supplying defense-related equipment and services to government agencies are subject to certain business risks, including the ability of the U.S. government to suspend CPI from receiving new contracts or to terminate existing contracts for the U.S. government's convenience or for the default of the contractor. In addition, the U.S. government could terminate contracts due to insufficient or terminated congressional appropriations. CPI's contracts with foreign governmental defense agencies are subject to similar limitations and risks as those encountered with U.S. government contracts.

CPI believes that both its customer and industry base is well diversified, however, changes in the marketplace of any of the above named industries may significantly effect management's estimates and CPI's performance.

CPI's customers are located throughout the United States, Europe and Asia. No single customer accounted for more than 5% of CPI's sales in either of the Successor or Predecessor periods and no accounts receivable balance from any customer exceeded 5% of net accounts receivable. CPI estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could effect CPI's estimate of its bad debts.


                  Foreign Currency Translation


Assets and liabilities of subsidiaries of CPI and the Predecessor outside of the United States representing cash, inventory and amounts receivable or payable are translated into U.S. dollars at the exchange rates in effect at year-end. Other accounts including property, plant and equipment are translated at historical exchange rates, which for assets acquired in connection with the Acquisition represent the rate as of August 11, 1995. Revenue and expense items are translated


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


at effective rates of exchange prevailing during each year, except that depreciation is expensed at historical exchange rates.

Varian entered into forward exchange contracts to mitigate the effects of the Predecessor's balance sheet exposures to fluctuations in foreign currency exchange rates. Because the impact of movements in currency exchange rates on foreign exchange contracts generally offset the related impact on the underlying items being hedged, these instruments did not subject Varian to risk that would otherwise result from changes in currency exchange rates. The aggregate exchange gain or loss, net of the gain or loss from the forward exchange contracts, was accumulated at the corporate level within Varian and allocated to the Predecessor based on its estimated proportionate share of international sales, and is included in the corporate allocations described later in these notes.


During the 7-week period ended September 29, 1995, CPI did not enter into foreign exchange contracts. The aggregate translation and exchange gains and losses were not significant for the 7-week period ending September 29, 1995.


                  Fair Value of Financial Instruments


The carrying value of CPI's debt obligations approximate their fair values based upon current rates available to CPI for debt of the same maturities.


                  Use of Estimates


Management of CPI has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.


         ACCOUNTS RECEIVABLE


Accounts receivable are stated net of allowances for doubtful accounts of $.2 million as of September 29, 1995 for CPI and $1.0 million at the end of fiscal 1994 for the Predecessor.


The reduction in the allowance account is principally due to the retention of certain accounts receivable and their related allowances in accordance with the Acquisition Agreement.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         INVENTORIES

Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:

                                          (Successor)  (Predecessor)
               (Dollars in thousands)         1995          1994
                                            -------        ------
              Raw materials and parts       $30,369        31,637
              Work in process                 8,220         6,700
              Finished goods                  6,176           800
                                            -------        ------
                   Total inventories        $44,765        39,137
                                            =======       =======


In connection with the acquisition, CPI recorded inventory purchased at its estimated fair value, which was $4.1 million in excess of the historical cost to the Predecessor. Of this amount, approximately $1.7 million of finished goods remains on the consolidated balance sheet as of September 29, 1995.


         PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at historical cost, which, for the Successor, represents the fair value at the date following the Acquisition, August 12, 1995. Major improvements are capitalized, while maintenance and repairs are expensed currently. Plant and equipment are depreciated over their estimated useful lives using the straight line method for financial reporting purposes and accelerated methods for tax purposes. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is less.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Estimated useful lives of property, plant, and equipment are:

                   Land leaseholds                        Life of the lease
                   Buildings                                   40 years
                   Machinery and equipment                   5 to 7 years

The main components of property, plant, and equipment are as follows:

                                                    Successor        Predecessor
                                                    ---------        -----------
         (Dollars in thousands)                        1995             1994
                                                     --------         --------
Land and land leaseholds                             $ 36,544            1,600
Buildings                                               7,817           66,700
Machinery and equipment                                28,363          114,587
Construction in progress                                2,118            2,300
                                                     --------         --------
Subtotal                                               74,842          185,187
Less accumulated depreciation
     and amortization                                    (771)        (123,758)
                                                     --------         --------
Net property, plant, and equipment                   $ 74,071           61,429
                                                     ========         ========

         ACCRUED EXPENSES

Accrued expenses are comprised of the following:

                                                       Successor     Predecessor
                                                       ---------     -----------
        (Dollars in thousands)                            1995          1994
                                                        -------       -------
Taxes, including taxes on earnings                      $   200           500
Payroll and employee benefits                            11,900        14,900
Estimated loss contingencies                               --           2,700
Accrued exit costs                                        1,259          --
Accrued interest                                          2,497          --
Other                                                     3,930         4,028
                                                        -------       -------
Total accrued expenses                                  $19,786        22,128
                                                        =======       =======

         COSTS TO EXIT AN ACTIVITY OF THE PREDECESSOR


Prior to consummation of the Acquisition, management of the Predessor had begun to formulate plans to exit certain activities of the Predecessor, which were finalized shortly after the Acquisition. These plans included two principal costs: (a) the costs associated with the contractually required closing and consolidating of CPI's Salt Lake City, Utah, operation into CPI's San Carlos, California, facility, and (b) the costs associated with disposing of certain excess plant capacity, which includes the consolidation, expected to be


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

completed by late 1996, of one of its leased manufacturing facilities into its Palo Alto, California, facility.

In connection with the Acquisition, CPI has accrued $1,259,000 for the costs of completing these plans, which costs are comprised principally of additional severance cost, relocation expenses, and lease cost associated with excess space.


         SENIOR CREDIT AGREEMENT


The Senior Credit Agreement provides for two term loans in the aggregate amount of $42.0 million, comprised of a $25.0 million "Term Loan A" tranche and a $17.0 million "Term Loan B" tranche, and a $35.0 million revolving credit facility (which includes a $5.0 million sub-facility for letters of credit)(the "Revolving Credit Facility"). Availability of advances under the Revolving Credit Facility is subject to a borrowing base test. CPI's obligations under the Senior Credit Agreement are secured by substantially all of its assets (including the issued and outstanding capital stock of its direct and indirect subsidiaries) and are guaranteed by Holding and all of CPI's subsidiaries. As of September 29, 1995, CPI had $4.0 million available under the sub-facility for issuance of letters of credit.

Borrowings under the Revolving Credit Facility and Term Loan A bear interest at a rate equal to the Eurodollar Rate (5.88% as of September 29, 1995) plus 2.5% per annum or the Base Rate plus 1.0% per annum (8.75% as of September 29, 1995), and borrowings under Term Loan B bear interest at a rate equal to the Eurodollar Rate plus 3.0% per annum or Base Rate plus 1.5% per annum, in each case as selected by CPI. Applicable interest rates on Term Loan A and the Revolving Credit Facility will be reduced after the first anniversary of the consummation of the Acquisition by up to 0.5% per annum if CPI meets and continues to meet certain financial tests. In addition to customary fronting and other fees, CPI will pay a fee equal to 1.5% per annum on undrawn amounts of letters of credit and a commitment fee of 0.5% per annum on unused facilities under the Revolving Credit Facility. The Senior Credit Agreement also provides for a prepayment premium in the event that it is voluntarily prepaid within two years of the establishment of the Senior Credit Agreement unless such prepayment is made with funds raised through an initial public offering of Holding's stock.


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


The Term Loans are subject to quarterly amortization payments in the aggregate annual amounts as follows (in thousands):

                                    Term         Term
                                   Loan A       Loan B
                                   -------      -------
                         1996      $ 3,000          200
                         1997        4,000          200
                         1998        6,000          200
                         1999        6,000          200
                         2000        6,000          200
                         2001         --          8,000
                         2002         --          8,000
                                   -------      -------
                                   $25,000       17,000
                                   =======      =======


The Revolving Credit Facility matures on the date five years after the closing of the Acquisition. CPI is required to make prepayments on the Senior Facility with 75% of Excess Cash Flow (as defined in the Senior Credit Agreement), 75% of the net proceeds of certain stock issuances and 100% of the net proceeds from certain asset sales. Such prepayments will be applied to remaining principal installments of the Term Loans allocated on a pro rata basis and following repayment of the Term Loans, to reduce permanently the Revolving Credit Facility.

In addition, CPI is subject to certain affirmative and negative covenants customarily contained in agreements of this type, including, without limitation, covenants that restrict, subject to specified exceptions: (i) incurrence of additional indebtedness and other obligations; (ii) mergers or consolidations;
(iii) asset sales; (iv) changes of control and corporate structure; (v) granting or incurrence of liens to secure any other indebtedness (including the Notes or the notes for which the Senior Preferred Stock is exchangeable (the "Exchange Notes")); (vi) prepayment or modification of the terms of other indebtedness (including the Notes and the Exchange Notes); (vii) engaging in transactions with affiliates; (viii) declaration or payment of dividends or distributions on CPI's capital stock; (ix) capital expenditures; and (x) other acquisition and investment activities. In addition, the Senior Credit Agreement requires that CPI, on a consolidated basis, maintain certain specified financial covenants, including a minimum fixed charge coverage ratio, minimum net worth and minimum EBITDA.


         SENIOR SUBORDINATED NOTES


The $100 million principal amount of Senior Subordinated Notes mature in 2005 and bear interest at 12% per annum, payable semiannually. On or before August 1, 2000, interest may, at the option of CPI, be paid in cash or by issuing additional notes in a principal amount equal to the amount of such interest. The payment of principal of, premium and interest on, and other obligations evidenced by the Notes is subordinated in right of payment, as set forth in the indenture


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

governing the Senior Subordinated Notes (the "Indenture"), to the prior payment in full of all senior indebtedness (as defined), including indebtedness under the Senior Credit Agreement, whether outstanding on the date of the Indenture or thereafter incurred. CPI's payment obligations under the Notes are jointly and severally guaranteed by Holding and CPI's subsidiaries.

The Notes are not redeemable at CPI's option prior to August 1, 2000. Thereafter, the Notes are subject to redemption at the option of CPI, in whole or in part, upon not less than 30 nor more than 60 days' notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, thereon to the applicable redemption date, if redeemed during the 12-month period beginning on August 1 of the years indicated below:


                               Year              Percentage
                               ----              ----------
                               2000                106.0%
                               2001                104.5%
                               2002                103.0%
                               2003                101.5%
                        2004 and thereafter        100.0%


Notwithstanding the foregoing, prior to August 1, 1998, CPI may redeem up to 35% of the aggregate principal amount of the Notes originally outstanding at a redemption price of 112% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, with the net proceeds of one or more public offerings of common stock of Holding.

Upon the occurrence of a change of control, each holder of Notes will have the right to require CPI to offer to repurchase all or any part of such holder's Notes. The Senior Credit Agreement currently prohibits CPI from making such an offer. In addition, the Indenture covering the Notes provides for various restrictions, including restrictions on mergers or the sales of CPI's assets, dividend payments, purchase, redemption, acquisition or retirement of equity interests of CPI or its affiliates, principal payment on any indebtedness of CPI or guarantors that is subordinated to the Notes, the incurrence of certain indebtedness, or the making of any restricted investment, as defined.


         SENIOR REDEEMABLE PREFERRED STOCK


CPI is authorized to issue up to 325,000 shares of nonvoting Series A 14% Senior Redeemable Exchangeable Cumulative Preferred Stock due 2007 (the "Senior Preferred Stock"), including shares of Senior Preferred Stock which may be used to pay dividends on the Senior Preferred Stock if CPI so elects. Dividends on the Senior Preferred Stock accrue at the rate of 14% per annum and are payable quarterly, commencing on November 1, 1995. On or


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

before August 1, 2000, CPI may, at its option and subject to debt covenant restrictions, pay dividends in cash or in shares of Senior Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. After August 1, 2000, dividends may be paid only in cash.

The Senior Preferred Stock is not redeemable prior to August 1, 2000. Thereafter, the Senior Preferred Stock will be redeemable at the option of CPI, in whole or in part from time to time, initially at 107% of the liquidation preference thereof and at decreasing prices thereafter to and including August 1, 2004 and thereafter at 100% of the liquidation preference thereof, together in each case with accumulated and unpaid dividends thereon. In addition, on or prior to August 1, 1998, CPI may, on one or more occasions, redeem any or all of the shares of Senior Preferred Stock then outstanding at a redemption price equal to 114% of the liquidation preference thereof plus accumulated and unpaid dividends thereon, with the proceeds of one or more public offerings of Holding's common stock. The Senior Preferred Stock is subject to mandatory redemption in whole on August 1, 2007 at a price equal to the liquidation preference thereof, plus accumulated and unpaid dividends.

In the event of a change of control, CPI will be required to make an offer to each holder of shares of Senior Preferred Stock to repurchase all or a portion of such holder's Senior Preferred Stock at a price equal to 101% of the liquidation preference thereof, plus accumulated and unpaid dividends. The Senior Credit Agreement currently prohibits and the Indenture currently restricts CPI from making such an offer. In addition, CPI will be required to use the proceeds from certain asset sales to permanently reduce senior indebtedness of CPI, to invest in certain related assets or businesses or to offer to repurchase Senior Preferred Stock. Any such repurchases shall be effected at an offer price equal to 100% of the liquidation preference of the shares of Senior Preferred Stock purchased, plus accumulated and unpaid dividends.

The Certificate of Designation covering the Senior Preferred Stock contains certain provisions that, among other things, limit the ability of CPI to incur indebtedness, pay dividends, incur liens, make loans or investments, transact with affiliates and engage in mergers and consolidations.

CPI may, at its option, on any dividend payment date, exchange all, but not less than all, of the outstanding shares of Senior Preferred Stock into 14% Junior Subordinated Notes due 2007 (the "Exchange Notes"), so long as such exchange is permitted by the Senior Credit Agreement and the Indenture, in an aggregate principal amount not to exceed the aggregate liquidation preference, plus accumulated and unpaid dividends on the date of exchange. The Exchange Notes will be general unsecured obligations of CPI and will be subordinated to all existing and future senior indebtedness of CPI, including indebtedness under the Senior Credit Agreement and the Indenture. Except for terms relating to these subordination provisions, payment of interest on a quarterly basis, the option to issue


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


additional Exchange Notes on or prior to August 1, 2000 in lieu of paying cash interest, optional redemption and the date on which repayment is mandatory (all of which terms would be similar to the terms of Senior Preferred Stock), the terms of the Exchange Notes will be generally identical to the Notes.

         JUNIOR PREFERRED STOCK


CPI is authorized to issue up to 525,000 shares of nonvoting Series A 14% Junior Cumulative Preferred Stock (the "Junior Preferred Stock") including shares of Junior Preferred Stock which may be used to pay dividends on the Junior Preferred Stock if CPI elects to pay dividends in shares of Junior Preferred Stock. The aggregate liquidation preference of the Junior Preferred Stock issued in connection with the consummation of the Acquisition was $10.0 million. Dividends on the Junior Preferred Stock accrue at the rate of 14% per annum and are payable quarterly, commencing on November 1, 1995. On or before the redemption of the Senior Preferred Stock or the exchange of Senior Preferred Stock into Exchange Notes, CPI is required to pay dividends on the Junior Preferred Stock in additional fully paid and non-assessable shares of Junior Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. After such redemption or exchange, CPI may, at its option and subject to debt and senior preferred stock covenant restrictions, pay dividends on the Junior Preferred Stock in cash or in additional fully paid and non-assessable shares of Junior Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends.

The Junior Preferred Stock ranks junior in right of payment to all liabilities of CPI and to any preferred stock, including Senior Preferred Stock, that is senior in right of payment to the Junior Preferred Stock and ranks senior in right of payment to any additional preferred stock which does not expressly provide that it ranks senior to or on a parity with the Junior Preferred Stock and CPI's common stock.


         LEASE COMMITMENTS


At September 29, 1995, CPI was committed to minimum rentals under noncancellable operating leases as follows (in thousands):


                          FISCAL YEAR
                          -----------
                             1996          $1,473
                             1997           1,255
                             1998           1,143
                             1999             549
                             2000             359
                          Thereafter       $5,462

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Rental expense of the Successor for the U. S. and Canadian operations for the 7-week period ended September 29, 1995 amounted to $257,000. Rental expense of the Predecessor for the 45-week period ended August 11, 1995 and for fiscal years 1994 and 1993 was $1,242,000, $1,900,000 and $3,000,000, respectively.
Rental expense of the Predecessor for overseas operations was included within a corporate allocation (as described later in these notes) and is not separately identified.

         CONTINGENCIES


Varian is currently a defendant in certain legal actions relating to the Predecessor and could incur an uninsured liability in one or more of them. The agreement for the sale of the Predecessor provides for Varian's retention of liability arising out of the above referenced litigation. Accordingly, in the opinion of management, the outcome of that litigation will not have a material adverse effect on the financial condition, results of operations or cash flows of CPI.

Varian has also been named by the Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at sites to which Varian (including in some cases the Predecessor) is alleged to have shipped manufacturing waste for disposal. Varian is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, local and/or state agencies at certain facilities of CPI. Uncertainty as to (a) the extent to which Varian caused, if at all, the conditions being investigated; (b) the extent of environmental contamination and risks; (c) the applicability of changing and complex environmental laws; (d) the number and financial viability of other potentially responsible parties; (e) the stage of the investigation and/or remediation; (f) the unpredictability of investigation and/or remediation costs (including as to when they will be incurred); (g) applicable clean-up standards; (h) the remediation (if any) which will ultimately be required; and (i) available technology make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken.

The agreement for the sale of the Predecessor provides for Varian's retention of liability arising out of investigative and remedial action and environmental claims for conditions existing as of the closing date at the above-referenced facilities. Accordingly, based on information currently available, management believes that the costs of these matters are not likely to have a material adverse effect on the financial condition, results of operations and cash flows of CPI.


         INDUSTRY SEGMENTS AND SALES


CPI operates in a single business segment. CPI covers and is engaged in the development, manufacture and sale of a broad line of electron devices used in broadcasting, communications, and other commercial and military applications.

CPI operates a Canadian manufacturing plant. No single country outside the United States accounts for more than 10% of total sales or total assets. Sales between geographic areas are


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


accounted for at cost plus prevailing markups arrived at through negotiations between independent profit centers. Related inter-business profits are eliminated. The following table summarizes export sales as well as sales under prime contracts from the U.S. government for the periods presented in the accompanying consolidated financial statements:

                                                              Sales under prime
                                                     Export   contracts from the
                (Dollars in thousands)               Sales      U.S. Government
                                                    --------  ------------------
 SUCCESSOR:
    7-week period ended September 29, 1995          $ 3,204          5,915
 PREDECESSOR:
    45-week period ended August 11, 1995             16,300         34,700
    52-week period ended September 30, 1994          17,500         42,700
    52-week period ended October 1, 1993             19,400         54,500

         RESEARCH AND DEVELOPMENT


CPI-sponsored research and development costs related to both present and future products are expensed currently. Total expenditures incurred by CPI on research and development are summarized as follows:


                                                      Total          Funded by
                (Dollars in thousands)              Incurred         Customers
                                                    --------         ---------
 SUCCESSOR:
    7-week period ended September 29, 1995          $ 2,551            1,353
 PREDECESSOR:
    45-week period ended August 11, 1995             16,200            8,800
    52-week period ended September 30, 1994          18,400           10,800
    52-week period ended October 1, 1993             16,600            8,900

In connection with the Acquisition, a portion of the purchase price was allocated to the value of in-process research and development projects. These projects involved the research and development of new products and significant extensions and improvements to existing products which had not demonstrated their technological feasibility as of the acquisition date and did not have an alternative future use. Accordingly, immediately upon consummation of the acquisition, the value associated with these projects were charged to expense in accordance with Statement of Financial Accounting Standards No.2.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         PROVISION FOR INCOME TAXES

Earnings (loss) before income taxes for domestic and non-U.S. operations is as follows:

                             Successor                        Predecessor
                           -------------   -----------------------------------------
                              7-week         45-week        52-week      52-week
                           period ended    period ended  period ended  period ended
                           September 29,    August 11,   September 30   October 1,
(Dollars in thousands)         1995           1995           1994         1993
                           -------------   ------------  ------------  ------------
Domestic                     $(32,713)        6,867        13,372         9,084
Non-U.S                           406         2,994         2,047         1,177
                             --------         -----        ------        ------
Total                        $(32,307)        9,861        15,419        10,261
                             ========         =====        ======        ======

The provision (benefit) for income taxes is comprised of the following:

                                          Successor                  Predecessor
                                        -------------  -----------------------------------------
                                           7-week        45-week         52-week      52-week
                                        period ended   period ended   period ended  period ended
                                        September 29,   August 11,    September 30,  October 1,
          (Dollars in thousands)            1995          1995           1994          1993
                                        -------------  ------------   ------------- ------------
Current
   U.S. federal                           $  --           2,934         3,363           (64)
   State                                        5           545           856          (126)
   Non-U.S                                    212           712         1,895           (16)
Deferred
   U.S. federal                            (2,926)         (531)         (270)        3,407
   Non-U.S                                   --             (11)           15           698
                                          -------         -----         -----         -----
Provision (benefit) for income taxes      $(2,709)        3,649         5,859         3,899
                                          =======         =====         =====         =====

Management has provided for U. S. federal income taxes payable on non-U.S. earnings as it believes that it is not currently practicable to determine whether such earnings are to be permanently reinvested in such foreign countries.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Significant items making up deferred tax assets and liabilities are as follows:

                                                       Successor     Predecessor
                                                       ---------     -----------
         (Dollars in thousands)                          1995            1994
                                                       --------        --------
DEFERRED TAX ASSETS:
   Product warranty                                    $    214           1,568
   Deferred compensation                                     10           1,111
   Special provisions                                      --               495
   Inventory adjustments                                    242           5,002
   Accrued vacation                                          35           2,123
   Workers' compensation                                   --             1,068
   Foreign tax credits                                      142            --
   Depreciation                                             163            --
   Federal net operating loss carryforward               10,561            --
   State taxes, net of federal benefits                   1,514            --
   Other                                                     88             530
                                                       --------        --------
                                                         12,969          11,897
   Less:  Valuation allowance                           (10,000)           --
                                                       --------        --------
                                                          2,969          11,897
DEFERRED TAX LIABILITIES:
   Goodwill amortization                                    (43)           --
   Accelerated depreciation                                --            (5,171)
                                                       --------        --------
Net deferred tax asset                                 $  2,926           6,726
                                                       ========        ========


CPI's federal net operating loss carryforward of $30.2 million will expire in 2010 and foreign tax credits of $142,000 will expire in 2000. Management has established a valuation allowance based on the uncertainty of the amount and timing of taxable income in future accounting periods.


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


The reconciliation between the effective tax rates and the statutory federal income tax rates applicable to the Predecessor and the Successor is shown in the following schedule:

                                       Successor                 Predecessor
                                     ------------- ---------------------------------------
                                        7-week       45-week      52-week       52-week
                                     period ended  period ended period ended  period ended
                                     September 29,  August 11,  September 30,  October 1,
                                         1995         1995         1994         1993
                                     ------------- ------------ ------------- ------------
Statutory federal income tax rate       (35.0%)      35.0%        35.0%        34.8%
State and local taxes, net of
     federal tax benefit                (4.7%)        5.0%         4.0%         1.7%
Foreign taxes, net                        .2%         (.1%)        (.6%)        2.7%
Foreign sales corporation               --           (1.9%)       (1.8%)       (3.7%)
Losses and credits for which no
     benefit has been recorded          31.0%        --           --           --
Other                                     .1%        (1.0%)        1.4%         2.5%
                                        ----         ----         ----         ----
Effective tax rate                      (8.4%)       37.0%        38.0%        38.0%
                                        ====         ====         ====         ====

The effective tax rate experienced by the Predecessor reflects the tax effect of being included in the consolidated tax return of Varian and may not be representative of effective tax rates to be experienced by the Successor in the future.

         RETIREMENT AND PROFIT SHARING PLANS


The Predecessor participated in defined contribution retirement plans sponsored by Varian covering substantially all of CPI's domestic and Canadian employees. Upon completion of the Acquisition, these plans were replaced with company sponsored defined contribution plans with substantially similar benefits. CPI's major obligation is to contribute an amount based on a percentage of each participant's base pay.

The Predecessor also made a contribution for its share of Varian's retirement plan profit sharing based on a percentage of consolidated earnings from continuing operations before taxes, as adjusted for discretionary items. Upon consummation of the Acquisition, participants received their portion of the retirement fund assets which were held by a third-party trustee. In addition, a number of CPI's foreign employees participated in Varian's defined benefit retirement plans for regular full-time employees.


Total pension expense of the Predecessor for all plans amounted to $4.3 million, $4.6 million and $4.5 million for the 45-week period ended August 11, 1995 and the 52-week period ended September 30, 1994 and October 1, 1993, respectively. Pension expense of the Successor for the 7-week period ended September 29, 1995 was $247,000.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


CPI has instituted a bonus program that provides incentive bonuses to senior management if certain performance goals are achieved and to employees if these goals are exceeded. Such performance goals are measured based upon earnings before interest, taxes, depreciation and amortization, return on sales and asset utilization.

         TRANSACTIONS WITH VARIAN

The Predecessor made sales to, and purchases from, other Varian lines of business as follows:

                                 Successor                          Predecessor
                               -------------      -----------------------------------------------
                                  7-week             45-week           52-week          52-week
                               period ended       period ended      period ended     period ended
                               September 29,       August 11,       September 30,     October 1,
  (Dollars in thousands)           1995               1995              1994             1993
                               -------------      ------------      -------------    ------------
Sales to Varian                   $1,014             8,800              7,700            7,900
Purchases from Varian             $  315             3,700              2,700            2,000

Sales and purchases of the Predecessor have been recorded at cost to the originating business unit, so that no profit margin is recognized on transfer.


In connection with the Acquisition, CPI entered into various agreements with Varian that provide for various services to be performed by or for Varian or for products to be purchased from or provided to Varian. These agreements are as follows:

Transitional Services Agreement. Under the Transitional Services Agreement, Varian provides certain services to CPI in order to facilitate the transition of CPI to a stand-alone operation. In addition, CPI provides transitional services to Varian related to certain of Varian's non-United States operations. Services will generally be provided through August 12, 1997 (with shorter periods for certain services), subject to the right of the party who receives such service to terminate any service it receives upon 30 days' notice. In addition, in connection with the separation and creation of independent utilities and systems at CPI's facilities, the Transitional Services Agreement requires Varian to pay or reimburse CPI (in some cases), subject to certain limitations.

Supply Agreements. CPI and Varian entered into four product supply agreements which contain certain customary provisions pertaining to, among other things, pricing, shipment, delivery, acceptance and payment of certain products. Such terms will vary to a certain degree among the Supply Agreements in order to reflect differences in the types of products subject to the particular Supply Agreement and the arrangements between the parties with respect to such products. These agreements cover periods ranging from one to five years from the date of the Acquisition and, in the case of certain "Key Components," Varian has the right to extend the term of the agreement for an additional five years. The supply agreements generally impose upon CPI and Varian


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

certain minimum purchase quantities and generally restrict CPI's ability to market certain specific products to third parties. Management believes that the terms of these supply agreements are no less favorable to CPI than that which would be obtained from independent third parties for the purchase or supply of similar products.

Trademark License Agreement Generally, under the terms of the Trademark License Agreement, CPI is licensed to use Varian trademarks on its products for a period of three years (although during the third year Varian trademarks may only be used in connection with CPI's own trademarks). After the third year, CPI may not use any Varian trademarks alone, but for an additional seven years may identify its products as "formerly made by Varian". At the expiration of the 10-year period, CPI will not be permitted to utilize any Varian trademarks.

CPI and Varian have also entered into certain other agreements covering access to certain of CPI's facilities as well as subleased and shared facilities.


         CORPORATE ALLOCATIONS


Operating earnings of the Predecessor include allocations of costs accumulated at the corporate level within Varian. Where it was possible to specifically identify corporate amounts with the activities of the Predecessor, these amounts have been charged or credited directly to the Predecessor without allocation or apportionment. Costs of a wholly corporate nature (i.e. those that are considered to relate purely to the support of Varian's centralized corporate structure) are not allocated. Shared or common costs have been allocated to the Predecessor on the basis which is considered to most fairly and reasonably reflect the utilization of benefit obtained by, the Predecessor. Typical measures and activity indicators used for apportionment purposes include sales revenues, headcount and facility area measurements. Management believes that the cost allocations are reasonable and reflect the costs incurred to support the operations of the Predecessor. Additionally, management believes that the costs for such services would have been less on a stand alone basis, although determination as to specific amounts is not practicable.


Allocations of corporate expenses included in the consolidated statements of operations for the 45-week period ended August 11, 1995 and for fiscal years 1994 and 1993 were $11.2 million, $11.3 million and $11.8 million, respectively.

         RELATED PARTY TRANSACTIONS


Holding and CPI have entered into an agreement to pay $362,000, plus out-of-pocket expenses, annually to an advisor group of Holding's majority shareholder. Certain individuals of the investor's advisor group are members of Holding's and CPI's respective Boards of Directors. In addition, on August 11, 1995, CPI paid this advisor group a fee of $3,330,000 for services rendered in connection with the Acquisition.


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)


         PARENT COMPANY DATA


Holding has guaranteed CPI's senior debt obligations. Holding has no operations other than its ownership of CPI. The consolidated balance sheet of Holding as of September 29, 1995 is substantially identical to that of CPI and its subsidiaries, other than the presentation of CPI's preferred stock as minority interest and the components of stockholders' equity of Holding and is summarized as follows (in thousands, except per share amounts):


                              ASSETS
                              ------
Current Assets                                                        $ 100,341
Long-term Assets                                                        114,561
                                                                      ---------
                                                                      $ 214,902
                                                                      =========
             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

Current Liabilities                                                   $  65,137
Long-term debt and deferred taxes                                       138,843
                                                                      ---------
                                                                        203,980
Senior Redeemable Preferred Stock of subsidiary                          12,460
Junior Preferred Stock of subsidiary                                      9,346
Stockholders' Equity:
    Common stock ($.01 par value, 400,000 shares
         authorized, 200,000 shares issued and outstanding)                   2
     Additional paid-in capital                                          19,741
     Accumulated deficit                                                (29,627)
     Less stockholder loans                                              (1,000)
                                                                      ---------
                                                                      $ 214,902
                                                                      =========


Separate financial statements of CPI's direct and indirect subsidiaries, all of which guarantee the Notes, are not included because (i) these subsidiaries are jointly and severally liable and (ii) the separate financial statements and other disclosures concerning these subsidiaries are not deemed by CPI to be material to investors.


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)


         BUSINESS EQUITY

Business equity is comprised of intercompany balances arising in the ordinary course of business between the Predecessor and other Varian entities, together with various adjustments resulting from the carve-out of the Predecessor as presented in these consolidated financial statements.

Average equity balances of the Predecessor based on a simple average of opening and closing amounts were $123 million and $131 million for the 52-week period ending September 30, 1994 and October 1, 1993, respectively.

         PRO FORMA COMBINED STATEMENT OF OPERATIONS INFORMATION (UNAUDITED)

Pro forma operating results give effect to the acquisition and related financing as if consummated at the beginning of the 1995 and 1994 fiscal year. Significant adjustments include (a) increase in sales and cost of sales in the historical pricing of purchases from and sales to Varian resulting from the terms of the product supply agreements; (b) adjustment to cost of sales, depreciation and amortization relating to the write-up of assets in connection with the application of purchase accounting; (c) reduction in certain overhead and other costs as a result of being a stand-alone entity rather than a subsidiary of Varian; and (d) interest cost associated with the borrowings resulting from the Acquisition. Such information is not fully comparable to the historical statement of earnings.

                                           Pro forma results
                                       --------------------------
                                       Fiscal 1995    Fiscal 1994
                                       -----------    -----------
                 Sales                  $253,245        249,035
                 Gross profit             73,101         66,997
                 Interest expense         19,077         19,233
                 Net income                7,180          4,927

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Communications & Power Industries Holding Corporation:


We have audited the accompanying consolidated balance sheet of Communications & Power Industries Holding Corporation and subsidiaries ("Holding" or the "Successor") as of September 29, 1995, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the 7-week period ended September 29, 1995. We have also audited the related consolidated statements of operations, stockholders' equity, and cash flows of Holding's predecessor, the Electron Devices Business of Varian Associates, Inc. (the "Predecessor") for the 45-week period ended August 11, 1995. In connection with our audits of the consolidated financial statements for the periods indicated above, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of Holding's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


As described in the notes to the consolidated financial statements, Holding acquired assets and assumed liabilities on August 11, 1995 in a transaction which was accounted for as a purchase. Accordingly, the consolidated financial statements of the Successor are presented on a different cost basis than the consolidated financial statements of the Predecessor and, therefore, are not comparable.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Successor as of September 29, 1995, the results of their operations and their cash flows for the 7-week period ended September 29, 1995, and the results of operations and cash flows of the Predecessor for the 45-week period ended August 11, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                        s/KPMG PEAT MARWICK, LLP

San Jose, California
November 21, 1995

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Communications & Power Industries Holding Corporation:


We have audited the accompanying balance sheets of the Electron Devices Business, a segment of Varian Associates, Inc. (excluding the segment's Tempe, Arizona operations) (the "Predecessor") as of September 30, 1994 and the related statements of operations, stockholders' equity and cash flows for each of the two fiscal years in the period ended September 30, 1994. In connection with our audits of the consolidated financial statements for the periods indicated above, we have also audited the financial statement schedule as listed in the accompanying index. These financial statements are the responsibility of Holding's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor as of September 30, 1994 and the results of its operations and its cash flows for each of the two fiscal years in the period ended September 30, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                      s/COOPERS & LYBRAND, L.L.P

San Jose, California
April 30, 1995

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                                      Successor     Predecessor
                                                                    ------------- -------------
                                                                    September 29,  September 30,
                       ASSETS                                           1995           1994
                                                                    ------------- -------------
CURRENT ASSETS
    Cash and cash equivalents                                        $   8,267          5,713
    Accounts receivable, net                                            44,743         39,817
    Inventories                                                         44,765         39,137
    Deferred taxes                                                        --           11,897
    Other current assets                                                 2,566            981
                                                                     ---------      ---------
Total current assets                                                   100,341         97,545
Property, plant, and equipment, net                                     74,071         61,429
Goodwill, net                                                           26,098           --
Debt issue costs, net                                                   11,371           --
Deferred taxes                                                           2,969           --
Other assets                                                                52          3,175
                                                                     ---------      ---------
Total assets                                                         $ 214,902        162,149
                                                                     =========      =========
LIABILITIES, REDEEMABLE PREFERRED STOCK,
PREFERRED STOCK OF SUBSIDIARY AND EQUITY (DEFICIT)
CURRENT LIABILITIES
    Revolving credit facility                                        $  19,600           --
    Accounts payable - trade                                            16,474          6,169
    Accrued expenses                                                    19,786         22,128
    Product warranty                                                     4,690          4,635
    Current portion of term loans                                        3,200           --
    Advance payments from customers                                      1,387          4,192
                                                                     ---------      ---------
Total current liabilities                                               65,137         37,124
Senior term loans                                                       38,800           --
Senior subordinated notes                                              100,000           --
Deferred taxes                                                              43          5,171
                                                                     ---------      ---------
Total liabilities                                                      203,980         42,295
                                                                     ---------      ---------
SENIOR REDEEMABLE PREFERRED STOCK OF SUBSIDIARY
($.01 par value, 325,000 shares authorized;150,000 shares
issued and outstanding,liquidation preference $100 per share)           12,460           --
                                                                     ---------      ---------
JUNIOR PREFERRED STOCK OF SUBSIDIARY                                     9,346
                                                                     ---------      ---------
($.01 par value, 525,000 shares authorized;100,000 shares issued and outstanding,liquidation preference $100 per share
Commitments and contingencies
STOCKHOLDERS' EQUITY (DEFICIT):

Common stock ($.01 par value, 400,000 shares authorized;
200,000 shares issued and outstanding)                                       2           --
    Additional paid-in capital                                          19,741
    Accumulated deficit                                                (29,627)          --
    Business equity                                                       --          119,854
    Less stockholder loans                                              (1,000)          --
                                                                     ---------      ---------
Net Stockholders' equity (deficit)                                     (10,884)       119,854
                                                                     ---------      ---------
Total liabilities, redeemable preferred
    stock, preferred stock of subsidiary and equity (deficit)        $ 214,902        162,149
                                                                     =========      =========


See accompanying notes to the consolidated financial statements.

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                              Successor                    Predecessor
                                            ------------   -------------------------------------------
                                                7-week        45-week          52-week       52-week
                                             period ended   period ended    period ended   period ended
                                            September 29,    August 11,     September 30,   October 1,
                                                1995            1995           1994           1993
                                            -------------   -----------     -------------   ----------

Sales                                         $ 36,398         214,677        246,890        255,295
Cost of sales                                   27,634         160,156        186,996        198,625
                                              --------        --------       --------       --------
Gross Profit                                     8,764          54,521         59,894         56,670
                                              --------        --------       --------       --------
Operating costs and expenses:
       Research and development                  1,198           7,429          7,619          7,565
       Marketing                                 2,763          17,506         19,476         20,122
       General and administrative                3,250          19,725         17,380         18,722
       Write-off of acquired in-process
         research and development               31,363            --             --             --
                                              --------        --------       --------       --------
Total operating costs and expenses              38,574          44,660         44,475         46,409
                                              --------        --------       --------       --------
Operating income (loss)                        (29,810)          9,861         15,419         10,261
Interest expense                                 2,497            --             --             --
                                              --------        --------       --------       --------
Earnings (loss) before taxes                   (32,307)          9,861         15,419         10,261
Income tax expense (benefit)                    (2,709)          3,649          5,859          3,899
                                              --------        --------       --------       --------
Net earnings (loss)                           $(29,598)          6,212          9,560          6,362
                                              ========        ========       ========       ========

See accompanying notes to the consolidated financial statements.

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION

                                and subsidiaries

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (in thousands, except share data)


                                                                                                                         Total
                                                             Additional                                                Stockholders'
                                               Common         Paid-in       Accumulated     Stockholder     Business     Equity
                                               Stock          Capital         Deficit          Loans         Equity     (deficit)
                                             ---------       ----------     -----------     -----------     ---------  -------------
PREDECESSOR:
  Balances, October 2, 1992                  $                                                                137,115     137,115
      Net repayments to Varian                                                                                (17,820)    (17,820)
      Net earnings                                                                                              6,362       6,362
                                             ---------       ---------       ---------       ---------      ---------   ---------
  Balances, October 1, 1993                       --              --              --              --          125,657     125,657
      Net repayments to Varian                                                                                (15,363)    (15,363)
      Net earnings                                                                                              9,560       9,560
                                             ---------       ---------       ---------       ---------      ---------   ---------
  Balances, September 30, 1994                    --              --              --              --          119,854     119,854
      Net repayments to Varian                                                                                 (4,475)     (4,475)
      Net earnings                                                                                              6,212       6,212
                                             ---------       ---------       ---------       ---------      ---------   ---------
  Balances, August 11, 1995                       --              --              --              --          121,591     121,591
SUCCESSOR:
  Elimination of business equity                                                                             (121,591)   (121,591)
  Issuance of stock in connection
    with the Acquisition:
     10,500 shares of Common Stock
      issued in connection with the
      issuance of the Senior Redeemable
      Preferred Stock of subsidiary                              1,050                                                      1,050
     Issuance of 200,000 shares
      of Common Stock                                2          19,998
      Less issue costs                                          (1,307)
      Less stockholder loans                                                                    (1,000)                    17,693
  Amortization of discount and
    issue costs on Senior Redeemable
    Preferred Stock of subsidiary                                                  (29)                                       (29)
  Net loss for the period from
    August 12, 1995 through
    September 29, 1995                                                         (29,598)                                   (29,598)
                                             ---------       ---------       ---------       ---------      ---------   ---------
  Balances,
    September 29, 1995                       $       2          19,741         (29,627)         (1,000)          --       (10,884)
                                             =========       =========       =========       =========      =========   =========

See accompanying notes to the consolidated financial statements.

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION

                                and subsidiaries


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Successor                      Predecessor
                                                            -------------    --------------------------------------------
                                                               7-Week           45-Week        52-Week         52-Week
                                                            period ended     period ended    period ended    period ended
                                                            September 29,     August 11,     September 30,    October 1,
                                                                1995             1995            1994            1993
                                                            -------------    ------------    -------------   ------------
OPERATING ACTIVITIES
     Net cash provided by operating activities                $  14,823           4,083          31,351          33,721
                                                              ---------       ---------       ---------       ---------
INVESTING ACTIVITIES
     Purchase of businesses, net of cash acquired              (196,200)           --               250          (3,909)
     Proceeds from sale of
          property, plant and equipment                            --              --               655             236
     Purchase of property, plant, and equipment                    (880)         (6,063)        (14,813)         (9,814)
     Property, plant and equipment transfers out (in)              --              --               106          (1,470)
     (Increase) decrease in other non current assets                (27)            742             911            (171)
                                                              ---------       ---------       ---------       ---------
     Net cash used in investing activities                     (197,107)         (5,321)        (12,891)        (15,128)
                                                              ---------       ---------       ---------       ---------
FINANCING ACTIVITIES
     Repayment of intercompany funding to Varian                   --            (4,475)        (15,363)        (17,820)
     Proceeds from revolving credit facility                     19,600            --              --              --
     Proceeds from the issuance of debt:
          Senior term loans                                      42,000            --              --              --
          Senior subordinated notes                             100,000            --              --              --
          Debt issue costs                                      (11,570)           --              --              --
     Proceeds from the sale of stock:
          Senior Redeemable Preferred Stock                      15,000            --              --              --
          Junior Preferred Stock                                 10,000            --              --              --
          Common stock                                           20,000            --              --              --
          Common and preferred stock issue costs                 (3,479)
          Stockholder loans                                      (1,000)           --              --              --
                                                              ---------       ---------       ---------       ---------
     Net cash provided by (used in) financing activities        190,551          (4,475)        (15,363)        (17,820)
                                                              ---------       ---------       ---------       ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                      8,267          (5,713)          3,097             773
Cash and cash equivalents at beginning of period                   --             5,713           2,616           1,843
                                                              ---------       ---------       ---------       ---------
Cash and cash equivalents at end of period                    $   8,267            --             5,713           2,616
                                                              =========       =========       =========       =========

See accompanying notes to the consolidated financial statements.

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION

                                and subsidiaries


                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (in thousands)


                                                        Successor                        Predecessor
                                                      -------------  -------------------------------------------
                                                         7-Week         45-Week        52-Week        52-Week
                                                      period ended   period ended   period ended    period ended
                                                      September 29,   August 11,    September 30,    October 1,
                                                          1995           1995           1994           1993
                                                      -------------  ------------   -------------   ------------
DETAIL OF NET CASH PROVIDED
   BY OPERATING ACTIVITIES
Net earnings (loss)                                     $(29,598)         6,212          9,560          6,362
Adjustments to reconcile net earnings (loss) to
   net cash provided by operating activities:
      Write-off of acquired in-process
           research and development                       31,363           --             --             --
      Depreciation                                           803         10,999         12,191         11,384
      Deferred taxes                                      (2,926)         6,726           (255)         4,105
      Loss from sale of assets                              --             --              165            138
      Amortization of deferred debt issue costs              199           --             --             --
      Amortization of intangibles                            138            166            204            161
      Changes in operating assets and liabilities:
           Accounts receivable                            (7,977)         3,051          3,413         (2,024)
           Inventories                                     4,581         (6,109)         7,240         11,748
           Other current assets                                7         (1,592)          (247)           762
           Accounts payable - trade                        9,843            462           (551)         1,525
           Accrued expenses                                9,024        (13,716)          (252)         1,759
           Product warranty                                   95            (40)          (537)        (1,582)
           Advance payments from customers                  (729)        (2,076)           420           (617)
                                                        --------       --------       --------       --------
Net cash provided by operating activities               $ 14,823          4,083         31,351         33,721
                                                        ========       ========       ========       ========

See accompanying notes to the consolidated financial statements.

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION

                                and subsidiaries


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         BACKGROUND AND THE ACQUISITION


Prior to August 11, 1995, Communication and Power Industries Inc.'s ("CPI") operations were the principal operations of the Electron Devices Business (the "Predecessor"), a segment of Varian Associates, Inc. ("Varian"), except they exclude the Tempe, Arizona operations. The Predecessor consisted of substantially all of the assets of Varian and its affiliates that were used primarily in developing, manufacturing and distributing microwave and power grid tubes, microwave amplifiers, modulators and various other power supply equipment and devices. On August 11, 1995, CPI acquired these assets (the "Acquisition") from Varian and was then merged with a wholly owned subsidiary of Communications & Power Industries Holding Corporation ("Holding"or "Successor"), a corporation newly formed by a group of investors, including management of Holding and CPI.

Holding and its consolidated subsidiaries is sometimes referred to herein as the "Company". References to the Company or its business for periods prior to August 11, 1995 shall be references to the Predecessor and its business, unless the context otherwise requires.


A summary of the assets acquired and liabilities assumed at their fair values is as follows (in thousands):

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION

                                and subsidiaries


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

              ASSETS ACQUIRED:
                   Accounts receivable                    $ 36,766
                   Inventories                              49,346
                   Other current assets                      2,573
                   Property, plant and equipment            73,994
                   Goodwill                                 26,235
                   Other assets                                 27
                                                          --------
                      Total assets acquired                188,941
                                                          --------
              LIABILITIES ASSUMED:
                   Accounts payable - trade                  6,631
                   Accrued expenses                         10,762
                   Advance payments from customers           2,116
                   Product warranty                          4,595
                                                          --------
                      Total liabilities assumed             24,104
                                                          --------
              Purchase price allocated to in-process
                   research and development                 31,363
                                                          --------
                      Purchase price paid to Varian       $196,200
                                                          ========

The Acquisition has been accounted for as a purchase, and, accordingly, the purchase price was allocated based upon the fair values of assets acquired and liabilities assumed as of August 11, 1995.


In connection with the Acquisition, CPI, a wholly-owned subsidiary of Holding, entered into two senior term loans in the aggregate amount of $42.0 million (the "Senior Term Loans") and a revolving credit facility in a principal amount of up to $35.0 million (including a $5.0 million sub-facility for letters of credit) pursuant to the Credit Agreement with Bankers Trust Company, as agent, and the lenders thereunder (the "Senior Credit Agreement"), of which approximately $23.0 million was drawn in connection with the consummation of the Acquisition. Additional financing for the Acquisition was obtained through the issuance of 12% Senior Subordinated Notes due 2005 (the "Senior Subordinated Notes") of CPI in the aggregate principal amount of $100.0 million, the issuance of Series A 14% Senior Redeemable Exchangeable Cumulative Preferred Stock due 2007 (the "Senior Redeemable Preferred Stock") of CPI and the issuance of Series A 14% Junior Cumulative Preferred Stock (the "Junior Preferred Stock") of CPI and common stock of Holding.


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION

                                and subsidiaries


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

A summary of the Acquisition financing is as follows (in thousands):

Bank borrowings                                             $       9,200
Senior term loans                                                  42,000
Senior subordinated debt                                          100,000
Senior Redeemable Preferred Stock of subsidiary                    15,000
Junior Preferred Stock of subsidiary                               10,000
Holding common stock                                               20,000
                                                            -------------
                                                            $     196,200
                                                            =============


The accompanying consolidated financial statements include the results of the Predecessor for the 45-week period ended August 11, 1995 and for the 52-week periods ended September 30, 1994 and October 1, 1993. The accompanying consolidated financial statements for the 7-week period ended September 29, 1995 include the results of Holding and its direct and indirect wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, significant intercompany balances and transactions within the Predecessor have been eliminated.

In connection with the Acquisition, Varian retained certain assets and liabilities of the Predecessor. The retention of these assets and liabilities reduced the Predecessor's cash flow from operating activities during the 45-week period ending August 11, 1995. This was partially offset by an increase in Holding's cash flow from operating activities during the 7-week period ended September 29, 1995.


The Predecessor's and Successor's fiscal years are the 52-or 53-week periods which end on the Friday nearest September 30.


         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Cash and Cash Equivalents

Currency on hand, demand deposits, and all highly liquid investments with an original maturity of three months or less are considered to be cash and cash equivalents. No cash was paid for interest or taxes by the Predecessor (all cash payments relating to such matters were made by Varian) or the Successor during the periods presented.

                  Goodwill

The excess of the purchase price over the fair value of the net assets acquired is classified as goodwill and is being amortized over its estimated useful life of 25 years on a straight-line basis. The Company periodically evaluates the ongoing profitability of the business to determine if impairment in the value of this asset has occurred.

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION

                                and subsidiaries


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

                  Warranty

The Company's products are generally warranted for a variety of periods, typically one to five years or a predetermined product usage life. Estimated future costs of repair, replacement or customer accommodations are reflected in the accompanying consolidated financial statements.

                  Environmental Liabilities

Liabilities for environmental expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Environmental costs of the Predecessor were accumulated at the corporate level within Varian and charged to the Predecessor through corporate allocations. In connection with the Acquisition, Varian retained the environmental liabilities of the Predecessor existing as of the closing date at the Predecessor's facilities.

                  Deferred Debt Issue Costs


Costs incurred related to the issuance of the CPI's long-term debt are capitalized and amortized over the estimated time the obligations are expected to be outstanding using the effective interest method. The amortization period used for the deferred costs associated with the revolving credit facility, the Senior Term Loans, and the Senior Subordinated Notes is 5 years, 7 years and 10 years, respectively.


                  Senior Redeemable Preferred Stock


CPI's Senior Redeemable Preferred Stock was issued in units with an aggregate of 10,500 shares of common stock of Holding. The fair value of the shares of Holding's common stock issued, and the issue costs associated with the issuance of the Senior Redeemable Preferred Stock, have been reflected as a reduction of the Senior Redeemable Preferred Stock issued and is being amortized via a charge to retained earnings over the period until mandatory redemption, 12 years, on a straight-line basis.


                  Income Taxes


Income taxes are accounted for under the asset and liability method. Holding's deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis and the financial reporting basis of assets and liabilities. The Predecessor's operations were included in the consolidated income tax returns filed by Varian. However, for purposes of the financial statements of the Predecessor, the provision for income taxes was prepared using the effective tax rate of Varian's consolidated financial statements on a separate entity basis. The provision for income taxes of Holding and the Predecessor is based upon the differences between financial reporting and tax basis of assets and liabilities measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The


                       COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION

                                and subsidiaries


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. The computed amount of the current provision for income taxes of the Predecessor was recorded to business equity.

                  Revenue Recognition

Sales and related cost of sales are recognized primarily upon shipment of products. Sales and related cost of sales under long-term contracts to commercial customers and the U. S. government are recognized primarily as units are delivered.

The estimated sales values of performance under certain U. S. government fixed-price and fixed-price incentive contracts in process are recognized under the percentage of completion method of accounting where the sales value is determined on the basis of costs incurred. Provisions for anticipated losses are made in the period in which they first become determinable. Sales under cost-reimbursement contracts, primarily research and development contracts, are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. The fees under certain U.S. government contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue at the time the amounts can be reasonably determined.

                  Business Risks and Credit Concentrations

The Company develops, manufactures and distributes components for systems used to generate, amplify and transmit high-power/high frequency microwave and radio frequency signals. End use applications of these systems include the transmission and amplification of voice, data and video signals for broadcasting and telecommunications, transmission of radar signals for navigation and location, transmission of false signals for electronic countermeasures and various other uses in the industrial, medical and scientific markets.

Defense-related applications such as certain radar, electronic countermeasures and military communications constitute a significant portion of the Company's sales. The U.S. defense budget has been declining since the mid-1980s. Although management believes that the Company has successfully responded to shrinking defense budgets by refocusing its operations on commercial and other non-defense applications, a significant further decline in U.S. or global military spending could have a material adverse effect on the Company's sales and earnings. Additionally, companies engaged in supplying defense-related equipment and services to government agencies are subject to certain business risks, including the ability of the U.S. government to suspend the Company from receiving new contracts or to terminate existing contracts for the U.S. government's convenience or for the default of the contractor. In addition, the U.S. government could terminate contracts due to insufficient or terminated congressional appropriations. The Company's contracts with foreign governmental defense agencies are subject to similar limitations and risks as those encountered with U.S. government contracts.

                       COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION

                                and subsidiaries


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Company believes that both its customer and industry base is well diversified, however, changes in the marketplace of any of the above named industries may significantly effect management's estimates and the Company's performance.

The Company's customers are located throughout the United States, Europe and Asia. No single customer accounted for more than 5% of the Company's sales in either of the Successor or Predecessor periods and no accounts receivable balance from any customer exceeded 5% of net accounts receivable. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could effect the Company's estimate of its bad debts.

                  Foreign Currency Translation


Assets and liabilities of subsidiaries of Holding and the Predecessor outside of the United States representing cash, inventory and amounts receivable or payable are translated into U.S. dollars at the exchange rates in effect at year-end. Other accounts including property, plant and equipment are translated at historical exchange rates, which for assets acquired in connection with the Acquisition represent the rate as of August 11, 1995. Revenue and expense items are translated at effective rates of exchange prevailing during each year, except that depreciation is expensed at historical exchange rates.


Varian entered into forward exchange contracts to mitigate the effects of the Predecessor's balance sheet exposures to fluctuations in foreign currency exchange rates. Because the impact of movements in currency exchange rates on foreign exchange contracts generally offset the related impact on the underlying items being hedged, these instruments did not subject Varian to risk that would otherwise result from changes in currency exchange rates. The aggregate exchange gain or loss, net of the gain or loss from the forward exchange contracts, was accumulated at the corporate level within Varian and allocated to the Predecessor based on its estimated proportionate share of international sales, and is included in the corporate allocations described later in these notes.

During the 7-week period ended September 29, 1995, the Company did not enter into foreign exchange contracts. The aggregate translation and exchange gains and losses were not significant for the 7-week period ending September 29, 1995.

                  Fair Value of Financial Instruments


The carrying value of the Company's debt obligations approximate their fair values based upon current rates available to the Company for debt of the same maturities.


                  Use of Estimates


Management of Holding has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these consolidated financial statements in


                       COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION

                                and subsidiaries


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

conformity with generally accepted accounting principles. Actual results could differ from those estimates.



         ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $.2 million as of September 29, 1995 for the Company and $1.0 million at the end of fiscal 1994 for the Predecessor.

The reduction in the allowance account is principally due to the retention of certain accounts receivable and their related allowances in accordance with the Acquisition Agreement.

         INVENTORIES

Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:

                                 (Successor)     (Predecessor)
   (Dollars in thousands)            1995            1994
                                -------------   --------------
Raw materials and parts         $      30,369           31,637
Work in process                         8,220            6,700
Finished goods                          6,176              800
                                -------------   --------------
     Total inventories          $      44,765           39,137
                                =============   ==============


In connection with the acquisition, Holding recorded inventory purchased at its estimated fair value, which was $4.1 million in excess of the historical cost to the Predecessor. Of this amount, approximately $1.7 million of finished goods remains on the consolidated balance sheet as of September 29, 1995.


         PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at historical cost, which, for the Successor, represents the fair value at the date following the Acquisition, August 12, 1995. Major improvements are capitalized, while maintenance and repairs are expensed currently. Plant and equipment are depreciated over their estimated useful lives using the straight line method for financial reporting purposes and accelerated methods for tax purposes. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is less.


                       COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION

                                and subsidiaries


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Estimated useful lives of property, plant, and equipment are:

                   Land leaseholds                        Life of the lease
                   Buildings                                   40 years
                   Machinery and equipment                   5 to 7 years

The main components of property, plant, and equipment are as follows:

                                                 Successor     Predecessor
                                               -------------  -------------
           (Dollars in thousands)                  1995           1994
                                               -------------  -------------
Land and land leaseholds                       $      36,544          1,600
Buildings                                              7,817         66,700
Machinery and equipment                               28,363        114,587
Construction in progress                               2,118          2,300
                                               -------------  -------------
Subtotal                                              74,842        185,187
Less accumulated depreciation
     and amortization                                   (771)      (123,758)
                                               -------------  -------------
Net property, plant, and equipment             $      74,071         61,429
                                               =============  =============


                       COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION

                                and subsidiaries


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

         ACCRUED EXPENSES

Accrued expenses are comprised of the following:

                                              Successor      Predecessor
                                            --------------   -------------
         (Dollars in thousands)                 1995             1994
                                            --------------   -------------
Taxes, including taxes on earnings          $          200             500
Payroll and employee benefits                       11,900          14,900
Estimated loss contingencies                             -           2,700
Accrued exit costs                                   1,259               -
Accrued interest                                     2,497               -
Other                                                3,930           4,028
                                            --------------   -------------
Total accrued expenses                      $       19,786          22,128
                                            ==============   =============

         COSTS TO EXIT AN ACTIVITY OF THE PREDECESSOR

Prior to consummation of the Acquisition, management of the Company had begun to formulate plans to exit certain activities of the Predecessor, which were finalized shortly after the Acquisition. These plans included two principal costs: (a) the costs associated with the contractually required closing and consolidating of the Company's Salt Lake City, Utah, operation into the Company's San Carlos, California, facility, and (b) the costs associated with disposing of certain excess plant capacity, which includes the consolidation, expected to be completed by late 1996, of one of its leased manufacturing facilities into its Palo Alto, California, facility.

In connection with the Acquisition, the Company has accrued $1,259,000 for the costs of completing these plans, which costs are comprised principally of additional severance cost, relocation expenses, and lease cost associated with excess space.

         SENIOR CREDIT AGREEMENT


The Senior Credit Agreement provides for two term loans in the aggregate amount of $42.0 million, comprised of a $25.0 million "Term Loan A" tranche and a $17.0 million "Term Loan B" tranche, and a $35.0 million revolving credit facility (which includes a $5.0 million sub-facility for letters of credit)(the "Revolving Credit Facility"). Availability of advances under the Revolving Credit Facility is subject to a borrowing base test. CPI's obligations under the Senior Credit Agreement are secured by substantially all of its assets (including the issued and outstanding capital stock of its direct and indirect subsidiaries) and are guaranteed by Holding and all of CPI's subsidiaries. As of September 29, 1995, CPI had $4.0 million available under the sub-facility for issuance of letters of credit.


Borrowings under the Revolving Credit Facility and Term Loan A bear interest at a rate equal to the Eurodollar Rate (5.88% as of September 29, 1995) plus 2.5% per annum or the Base Rate plus 1.0% per annum (8.75% as of September 29, 1995), and borrowings under Term Loan B bear interest at a

                       COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION

                                and subsidiaries


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


rate equal to the Eurodollar Rate plus 3.0% per annum or Base Rate plus 1.5% per annum, in each case as selected by CPI. Applicable interest rates on Term Loan A and the Revolving Credit Facility will be reduced after the first anniversary of the consummation of the Acquisition by up to 0.5% per annum if CPI meets and continues to meet certain financial tests. In addition to customary fronting and other fees, CPI will pay a fee equal to 1.5% per annum on undrawn amounts of letters of credit and a commitment fee of 0.5% per annum on unused facilities under the Revolving Credit Facility. The Senior Credit Agreement also provides for a prepayment premium in the event that it is voluntarily prepaid within two years of the establishment of the Senior Credit Agreement unless such prepayment is made with funds raised through an initial public offering of Holding's stock.


The Term Loans are subject to quarterly amortization payments in the aggregate annual amounts as follows (in thousands):

               Term       Term
              Loan A     Loan B
            ---------- ----------
1996        $    3,000        200
1997             4,000        200
1998             6,000        200
1999             6,000        200
2000             6,000        200
2001                 -      8,000
2002                 -      8,000
            ---------- ----------
            $   25,000     17,000
            ========== ==========



The Revolving Credit Facility matures on the date five years after the closing of the Acquisition. CPI is required to make prepayments on the Senior Facility with 75% of Excess Cash Flow (as defined in the Senior Credit Agreement), 75% of the net proceeds of certain stock issuances and 100% of the net proceeds from certain asset sales. Such prepayments will be applied to remaining principal installments of the Term Loans allocated on a pro rata basis and following repayment of the Term Loans, to reduce permanently the Revolving Credit Facility.



In addition, CPI is subject to certain affirmative and negative covenants customarily contained in agreements of this type, including, without limitation, covenants that restrict, subject to specified exceptions: (i) incurrence of additional indebtedness and other obligations; (ii) mergers or consolidations;
(iii) asset sales; (iv) changes of control and corporate structure; (v) granting or incurrence of liens to secure any other indebtedness (including the Notes or the notes for which the Senior Preferred Stock is exchangeable (the "Exchange Notes")); (vi) prepayment or modification of the terms of other indebtedness (including the Notes and the Exchange Notes); (vii) engaging in transactions with affiliates; (viii) declaration or payment of dividends or distributions on Holding and CPI's capital stock; (ix) capital expenditures; and (x) other acquisition and investment activities. In addition, the Senior Credit Agreement requires that CPI, on a


                       COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION

                                and subsidiaries


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

consolidated basis, maintain certain specified financial covenants, including a minimum fixed charge coverage ratio, minimum net worth and minimum EBITDA.


         SENIOR SUBORDINATED NOTES OF CPI



The $100 million principal amount of Senior Subordinated Notes mature in 2005 and bear interest at 12% per annum, payable semiannually. On or before August 1, 2000, interest may, at the option of CPI, be paid in cash or by issuing additional notes in a principal amount equal to the amount of such interest. The payment of principal of, premium and interest on, and other obligations evidenced by the Notes is subordinated in right of payment, as set forth in the indenture governing the Senior Subordinated Notes (the "Indenture"), to the prior payment in full of all senior indebtedness (as defined), including indebtedness under the Senior Credit Agreement, whether outstanding on the date of the Indenture or thereafter incurred. CPI's payment obligations under the Notes are jointly and severally guaranteed by Holding and CPI's subsidiaries.



The Notes are not redeemable at CPI's option prior to August 1, 2000. Thereafter, the Notes are subject to redemption at the option of CPI, in whole or in part, upon not less than 30 nor more than 60 days' notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, thereon to the applicable redemption date, if redeemed during the 12-month period beginning on August 1 of the years indicated below:


              Year               Percentage
              ----               ----------
              2000                  106.0%
              2001                  104.5%
              2002                  103.0%
              2003                  101.5%

       2004 and thereafter          100.0%


Notwithstanding the foregoing, prior to August 1, 1998, CPI may redeem up to 35% of the aggregate principal amount of the Notes originally outstanding at a redemption price of 112% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the redemption date, with the net proceeds of one or more public offerings of common stock of Holding.



Upon the occurrence of a change of control, each holder of Notes will have the right to require CPI to offer to repurchase all or any part of such holder's Notes. The Senior Credit Agreement currently prohibits CPI from making such an offer. In addition, the Indenture covering the Notes provides for various restrictions, including restrictions on mergers or the sales of CPI's assets, dividend payments, purchase, redemption, acquisition or retirement of equity interests of CPI or its affiliates, principal payment on any indebtedness of CPI or guarantors that is subordinated to the Notes, the incurrence of certain indebtedness, or the making of any restricted investment, as defined.


                       COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION

                                and subsidiaries


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


         SENIOR REDEEMABLE PREFERRED STOCK OF CPI



CPI is authorized to issue up to 325,000 shares of nonvoting Series A 14% Senior Redeemable Exchangeable Cumulative Preferred Stock due 2007 (the "Senior Preferred Stock"), including shares of Senior Preferred Stock which may be used to pay dividends on the Senior Preferred Stock if the Company so elects. Dividends on the Senior Preferred Stock accrue at the rate of 14% per annum and are payable quarterly, commencing on November 1, 1995. On or before August 1, 2000, CPI may, at its option and subject to debt covenant restrictions, pay dividends in cash or in shares of Senior Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. After August 1, 2000, dividends may be paid only in cash.



The Senior Preferred Stock is not redeemable prior to August 1, 2000. Thereafter, the Senior Preferred Stock will be redeemable at the option ofCPI, in whole or in part from time to time, initially at 107% of the liquidation preference thereof and at decreasing prices thereafter to and including August 1, 2004 and thereafter at 100% of the liquidation preference thereof, together in each case with accumulated and unpaid dividends thereon. In addition, on or prior to August 1, 1998, CPI may, on one or more occasions, redeem any or all of the shares of Senior Preferred Stock then outstanding at a redemption price equal to 114% of the liquidation preference thereof plus accumulated and unpaid dividends thereon, with the proceeds of one or more public offerings of Holding's common stock. The Senior Preferred Stock is subject to mandatory redemption in whole on August 1, 2007 at a price equal to the liquidation preference thereof, plus accumulated and unpaid dividends.



In the event of a change of control, CPI will be required to make an offer to each holder of shares of Senior Preferred Stock to repurchase all or a portion of such holder's Senior Preferred Stock at a price equal to 101% of the liquidation preference thereof, plus accumulated and unpaid dividends. The Senior Credit Agreement currently prohibits and the Indenture currently restricts CPI from making such an offer. In addition, CPI will be required to use the proceeds from certain asset sales to permanently reduce senior indebtedness of CPI, to invest in certain related assets or businesses or to offer to repurchase Senior Preferred Stock. Any such repurchases shall be effected at an offer price equal to 100% of the liquidation preference of the shares of Senior Preferred Stock purchased, plus accumulated and unpaid dividends.



The Certificate of Designation covering the Senior Preferred Stock contains certain provisions that, among other things, limit the ability of CPI to incur indebtedness, pay dividends, incur liens, make loans or investments, transact with affiliates and engage in mergers and consolidations.



CPI may, at its option, on any dividend payment date, exchange all, but not less than all, of the outstanding shares of Senior Preferred Stock into 14% Junior Subordinated Notes due 2007 (the "Exchange Notes"), so long as such exchange is permitted by the Senior Credit Agreement and the Indenture, in an aggregate principal amount not to exceed the aggregate liquidation preference, plus accumulated and unpaid dividends on the date of exchange. The Exchange Notes will be general unsecured obligations of CPI and will be


                       COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION

                                and subsidiaries


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


subordinated to all existing and future senior indebtedness of CPI, including indebtedness under the Senior Credit Agreement and the Indenture. Except for terms relating to these subordination provisions, payment of interest on a quarterly basis, the option to issue additional Exchange Notes on or prior to August 1, 2000 in lieu of paying cash interest, optional redemption and the date on which repayment is mandatory (all of which terms would be similar to the terms of Senior Preferred Stock), the terms of the Exchange Notes will be generally identical to the Notes.



         JUNIOR PREFERRED STOCK OF CPI



CPI is authorized to issue up to 525,000 shares of nonvoting Series A 14% Junior Cumulative Preferred Stock (the "Junior Preferred Stock") including shares of Junior Preferred Stock which may be used to pay dividends on the Junior Preferred Stock if CPI elects to pay dividends in shares of Junior Preferred Stock. The aggregate liquidation preference of the Junior Preferred Stock issued in connection with the consummation of the Acquisition was $10.0 million. Dividends on the Junior Preferred Stock accrue at the rate of 14% per annum and are payable quarterly, commencing on November 1, 1995. On or before the redemption of the Senior Preferred Stock or the exchange of Senior Preferred Stock into Exchange Notes, CPI is required to pay dividends on the Junior Preferred Stock in additional fully paid and non-assessable shares of Junior Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. After such redemption or exchange, CPI may, at its option and subject to debt and senior preferred stock covenant restrictions, pay dividends on the Junior Preferred Stock in cash or in additional fully paid and non-assessable shares of Junior Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends.



The Junior Preferred Stock ranks junior in right of payment to all liabilities of CPI and to any preferred stock, including Senior Preferred Stock, that is senior in right of payment to the Junior Preferred Stock and ranks senior in right of payment to any additional preferred stock which does not expressly provide that it ranks senior to or on a parity with the Junior Preferred Stock and CPI's common stock.


         LEASE COMMITMENTS

At September 29, 1995, the Company was committed to minimum rentals under noncancellable operating leases as follows (in thousands):

           Fiscal Year
           -----------
              1996          $    1,473
              1997               1,255
              1998               1,143
              1999                 549
              2000                 359
           Thereafter       $    5,462


                       COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION

                                and subsidiaries


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Rental expense of the Successor for the U. S. and Canadian operations for the 7-week period ended September 29, 1995 amounted to $257,000. Rental expense of the Predecessor for the 45-week period ended August 11, 1995 and for fiscal years 1994 and 1993 was $1,242,000, $1,900,000 and $3,000,000, respectively.
Rental expense of the Predecessor for overseas operations was included within a corporate allocation (as described later in these notes) and is not separately identified.

         CONTINGENCIES

Varian is currently a defendant in certain legal actions relating to the Predecessor and could incur an uninsured liability in one or more of them. The agreement for the sale of the Predecessor provides for Varian's retention of liability arising out of the above referenced litigation. Accordingly, in the opinion of management, the outcome of that litigation will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Varian has also been named by the Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at sites to which Varian (including in some cases the Predecessor) is alleged to have shipped manufacturing waste for disposal. Varian is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, local and/or state agencies at certain facilities of the Company. Uncertainty as to (a) the extent to which Varian caused, if at all, the conditions being investigated; (b) the extent of environmental contamination and risks; (c) the applicability of changing and complex environmental laws; (d) the number and financial viability of other potentially responsible parties; (e) the stage of the investigation and/or remediation; (f) the unpredictability of investigation and/or remediation costs (including as to when they will be incurred); (g) applicable clean-up standards; (h) the remediation (if any) which will ultimately be required; and (i) available technology make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken.

The agreement for the sale of the Predecessor provides for Varian's retention of liability arising out of investigative and remedial action and environmental claims for conditions existing as of the closing date at the above-referenced facilities. Accordingly, based on information currently available, management believes that the costs of these matters are not likely to have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

         INDUSTRY SEGMENTS AND SALES

The Company operates in a single business segment. The Company covers and is engaged in the development, manufacture and sale of a broad line of electron devices used in broadcasting, communications, and other commercial and military applications.

The Company operates a Canadian manufacturing plant. No single country outside the United States accounts for more than 10% of total sales or total assets. Sales between geographic areas are accounted for at cost plus prevailing markups arrived at through negotiations between independent

                       COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION

                                and subsidiaries


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

profit centers. Related inter-business profits are eliminated. The following table summarizes export sales as well as sales under prime contracts from the U.S. government for the periods presented in the accompanying consolidated financial statements:

                                                                           Sales under prime
                                                            Export         contracts from the
                (Dollars in thousands)                      Sales           U.S. Government
                                                      ------------------  -------------------
 SUCCESSOR:
    7-week period ended September 29, 1995            $            3,204                5,915
 PREDECESSOR:
    45-week period ended August 11, 1995                          16,300               34,700
    52-week period ended September 30, 1994                       17,500               42,700
    52-week period ended October 1, 1993                          19,400               54,500

         RESEARCH AND DEVELOPMENT

Company-sponsored research and development costs related to both present and future products are expensed currently. Total expenditures incurred by the Company on research and development are summarized as follows:

                                                         Total         Funded by
                (Dollars in thousands)                  Incurred       Customers
                                                     --------------  --------------
 SUCCESSOR:
    7-week period ended September 29, 1995           $        2,551           1,353
 PREDECESSOR:
    45-week period ended August 11, 1995                     16,200           8,800
    52-week period ended September 30, 1994                  18,400          10,800
    52-week period ended October 1, 1993                     16,600           8,900

In connection with the Acquisition, a portion of the purchase price was allocated to the value of in-process research and development projects. These projects involved the research and development of new products and significant extensions and improvements to existing products which had not demonstrated their technological feasibility as of the acquisition date and did not have an alternative future use. Accordingly, immediately upon consummation of the acquisition, the value associated with these projects were charged to expense in accordance with Statement of Financial Accounting Standards No.2.


                       COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION

                                and subsidiaries


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

         PROVISION FOR INCOME TAXES

Earnings (loss) before income taxes for domestic and non-U.S. operations is as follows:

                                Successor                          Predecessor
                             ----------------   ---------------------------------------------------
                                 7-week             45-week          52-week           52-week
                              period ended       period ended     period ended      period ended
                              September 29,       August 11,      September 30       October 1,
  (Dollars in thousands)          1995               1995             1994              1993
                             ----------------   ---------------- ----------------  ----------------
Domestic                     $        (32,713)             6,867           13,372             9,084
Non-U.S.                                  406              2,994            2,047             1,177
                             ----------------   ---------------- ----------------  ----------------
Total                        $        (32,307)             9,861           15,419            10,261
                             ================   ================ ================  ================

The provision (benefit) for income taxes is comprised of the following:

                                                Successor                        Predecessor
                                              ---------------   -------------------------------------------------
                                                  7-week           45-week          52-week          52-week
                                               period ended      period ended     period ended     period ended
                                              September 29,       August 11,     September 30,      October 1,
          (Dollars in thousands)                   1995              1995             1994             1993
                                              ---------------   ---------------  ---------------  ---------------
Current
   U.S. federal                               $             -             2,934            3,363              (64)
   State                                                    5               545              856             (126)
   Non-U.S.                                               212               712            1,895              (16)
Deferred
   U.S. federal                                        (2,926)             (531)            (270)           3,407
   Non-U.S.                                                 -               (11)              15              698
                                              ---------------   ---------------  ---------------  ---------------
Provision (benefit) for income taxes          $        (2,709)            3,649            5,859            3,899
                                              ===============   ===============  ===============  ===============


Management has provided for U. S. federal income taxes payable on non-U.S. earnings as it believes that it is not currently practicable to determine whether such earnings are to be permanently reinvested in such foreign countries.

                       COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION

                                and subsidiaries


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Significant items making up deferred tax assets and liabilities are as follows:

                                                      Successor         Predecessor
                                                   ----------------   ----------------
             (Dollars in thousands)                     1995               1994
                                                   ----------------   ----------------
DEFERRED TAX ASSETS:
   Product warranty                                $            214              1,568
   Deferred compensation                                         10              1,111
   Special provisions                                             -                495
   Inventory adjustments                                        242              5,002
   Accrued vacation                                              35              2,123
   Workers' compensation                                          -              1,068
   Foreign tax credits                                          142                  -
   Depreciation                                                 163                  -
   Federal net operating loss carryforward                   10,561                  -
   State taxes, net of federal benefits                       1,514                  -
   Other                                                         88                530
                                                   ----------------   ----------------
                                                             12,969             11,897
   Less:  Valuation allowance                               (10,000)                 -
                                                   ----------------   ----------------
                                                              2,969             11,897
DEFERRED TAX LIABILITIES:
   Goodwill amortization                                        (43)                 -
   Accelerated depreciation                                       -             (5,171)
                                                   ----------------   ----------------
Net deferred tax asset                             $          2,926              6,726
                                                   ================   ================



Holding's federal net operating loss carryforward of $30.2 million will expire in 2010 and foreign tax credits of $142,000 will expire in 2000. Management has established a valuation allowance based on the uncertainty of the amount and timing of taxable income in future accounting periods.


                       COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION

                                and subsidiaries


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The reconciliation between the effective tax rates and the statutory federal income tax rates applicable to the Predecessor and the Successor is shown in the following schedule:

                                          Successor                        Predecessor
                                        ---------------   --------------------------------------------------
                                            7-week           45-week         52-week            52-week
                                         period ended     period ended     period ended       period ended
                                        September 29,      August 11,     September 30,        October 1,
                                             1995             1995             1994               1993
                                        ---------------   --------------  ---------------    ---------------
Statutory federal income tax rate                 (35.0%)           35.0%            35.0%              34.8%
State and local taxes, net of
     federal tax benefit                           (4.7%)            5.0%             4.0%               1.7%
Foreign taxes, net                                   .2%             (.1%)            (.6%)              2.7%
Foreign sales corporation                             -             (1.9%)           (1.8%)             (3.7%)
Losses and credits for which no
     benefit has been recorded                     31.0%               -                -                  -
Other                                                .1%            (1.0%)            1.4%               2.5%
                                        ---------------   --------------  ---------------    ---------------
Effective tax rate                                 (8.4%)           37.0%            38.0%              38.0%
                                        ===============   ==============  ===============    ===============

The effective tax rate experienced by the Predecessor reflects the tax effect of being included in the consolidated tax return of Varian and may not be representative of effective tax rates to be experienced by the Successor in the future.

         RETIREMENT AND PROFIT SHARING PLANS

The Predecessor participated in defined contribution retirement plans sponsored by Varian covering substantially all of the Company's domestic and Canadian employees. Upon completion of the Acquisition, these plans were replaced with company sponsored defined contribution plans with substantially similar benefits. The Company's major obligation is to contribute an amount based on a percentage of each participant's base pay.

The Predecessor also made a contribution for its share of Varian's retirement plan profit sharing based on a percentage of consolidated earnings from continuing operations before taxes, as adjusted for discretionary items. Upon consummation of the Acquisition, participants received their portion of the retirement fund assets which were held by a third-party trustee. In addition, a number of the Company's foreign employees participated in Varian's defined benefit retirement plans for regular full-time employees.

Total pension expense of the Predecessor for all plans amounted to $4.3 million, $4.6 million and $4.5 million for the 45-week period ended August 11, 1995 and the 52-week period ended September 30, 1994 and October 1, 1993, respectively. Pension expense of the Successor for the 7-week period ended September 29, 1995 was $247,000.


CPI has instituted a bonus program that provides incentive bonuses to senior management if certain performance goals are achieved and to employees if these goals are


                       COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION

                                and subsidiaries


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

exceeded. Such performance goals are measured based upon earnings before interest, taxes, depreciation and amortization, return on sales and asset utilization.

         TRANSACTIONS WITH VARIAN

The Predecessor made sales to, and purchases from, other Varian lines of business as follows:

                                 Successor                          Predecessor
                              ----------------   ----------------------------------------------------
                                  7-week             45-week           52-week           52-week
                               period ended       period ended      period ended      period ended
                               September 29,       August 11,       September 30,      October 1,
  (Dollars in thousands)           1995               1995              1994              1993
                              ----------------   ----------------  ----------------  ----------------
Sales to Varian               $          1,014              8,800             7,700             7,900
Purchases from Varian         $            315              3,700             2,700             2,000

Sales and purchases of the Predecessor have been recorded at cost to the originating business unit, so that no profit margin is recognized on transfer.


In connection with the Acquisition, CPI entered into various agreements with Varian that provide for various services to be performed by or for Varian or for products to be purchased from or provided to Varian. These agreements are as follows:



Transitional Services Agreement. Under the Transitional Services Agreement, Varian provides certain services to CPI in order to facilitate the transition of CPI to a stand-alone operation. In addition, CPI provides transitional services to Varian related to certain of Varian's non-United States operations. Services will generally be provided through August 12, 1997 (with shorter periods for certain services), subject to the right of the party who receives such service to terminate any service it receives upon 30 days' notice. In addition, in connection with the separation and creation of independent utilities and systems at CPI's facilities, the Transitional Services Agreement requires Varian to pay or reimburse CPI (in some cases), subject to certain limitations.



Supply Agreements. CPI and Varian entered into four product supply agreements which contain certain customary provisions pertaining to, among other things, pricing, shipment, delivery, acceptance and payment of certain products. Such terms will vary to a certain degree among the Supply Agreements in order to reflect differences in the types of products subject to the particular Supply Agreement and the arrangements between the parties with respect to such products. These agreements cover periods ranging from one to five years from the date of the Acquisition and, in the case of certain "Key Components," Varian has the right to extend the term of the agreement for an additional five years. The supply agreements generally impose upon CPI and Varian certain minimum purchase quantities and generally restrict CPI's ability to market certain specific products to third parties. Management believes that the terms of these supply



                       COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION

                                and subsidiaries


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


agreements are no less favorable to CPI than that which would be obtained from independent third parties for the purchase or supply of similar products.



Trademark License Agreement Generally, under the terms of the Trademark License Agreement, CPI is licensed to use Varian trademarks on its products for a period of three years (although during the third year Varian trademarks may only be used in connection with CPI's own trademarks). After the third year, CPI may not use any Varian trademarks alone, but for an additional seven years may identify its products as "formerly made by Varian". At the expiration of the 10-year period, CPI will not be permitted to utilize any Varian trademarks.



CPI and Varian have also entered into certain other agreements covering access to certain of CPI's facilities as well as subleased and shared facilities.


         CORPORATE ALLOCATIONS

Operating earnings of the Predecessor include allocations of costs accumulated at the corporate level within Varian. Where it was possible to specifically identify corporate amounts with the activities of the Predecessor, these amounts have been charged or credited directly to the Predecessor without allocation or apportionment. Costs of a wholly corporate nature (i.e. those that are considered to relate purely to the support of Varian's centralized corporate structure) are not allocated. Shared or common costs have been allocated to the Predecessor on the basis which is considered to most fairly and reasonably reflect the utilization of the services provided to, or benefit obtained by, the Predecessor. Typical measures and activity indicators used for apportionment purposes include sales revenues, headcount and facility area measurements. Management believes that the cost allocations are reasonable and reflect the costs incurred to support the operations of the Predecessor. Additionally, management believes that the costs for such services would have been less on a stand alone basis, although determination as to specific amounts is not practicable.

Allocations of corporate expenses included in the consolidated statements of operations for the 45-week period ended August 11, 1995 and for fiscal years 1994 and 1993 were $11.2 million, $11.3 million and $11.8 million, respectively.

         RELATED PARTY TRANSACTIONS


Holding and CPI have entered into an agreement to pay $362,000, plus out-of-pocket expenses, annually to an advisor group of Holding's majority shareholder. Certain individuals of the investor's advisor group are members of Holding's and CPI's respective Boards of Directors. In addition, on August 11, 1995, CPI paid this advisor group a fee of $3,330,000 for services rendered in connection with the Acquisition.


                       COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION

                                and subsidiaries


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


         GUARANTEES



Holding has guaranteed CPI's senior debt obligations. Holding has no operations other than its ownership of CPI. The consolidated balance sheet of CPI as of September 29, 1995 is substantially identical to that of Holding and its subsidiaries.




         BUSINESS EQUITY

Business equity is comprised of intercompany balances arising in the ordinary course of business between the Predecessor and other Varian entities, together with various adjustments resulting from the carve-out of the Predecessor as presented in these consolidated financial statements.


                       COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION

                                and subsidiaries


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Average equity balances of the Predecessor based on a simple average of opening and closing amounts were $123 million and $131 million for the 52-week period ending September 30, 1994 and October 1, 1993, respectively.

         PRO FORMA COMBINED STATEMENT OF OPERATIONS INFORMATION (UNAUDITED)

Pro forma operating results give effect to the acquisition and related financing as if consummated at the beginning of the 1995 and 1994 fiscal year. Significant adjustments include (a) increase in sales and cost of sales in the historical pricing of purchases from and sales to Varian resulting from the terms of the product supply agreements; (b) adjustment to cost of sales, depreciation and amortization relating to the write-up of assets in connection with the application of purchase accounting; (c) reduction in certain overhead and other costs as a result of being a stand-alone entity rather than a subsidiary of Varian; and (d) interest cost associated with the borrowings resulting from the Acquisition. Such information is not fully comparable to the historical statement of earnings.

                                Pro forma results
                        ----------------------------------
                         Fiscal 1995       Fiscal 1994
                        ----------------  ----------------
Sales                   $        253,245           249,035
Gross profit                      73,101            66,997
Interest expense                  19,077            19,233
Net income                         7,180             4,927


                                                                     SCHEDULE II


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)


                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)





                           DESCRIPTION                         PERIOD       EXPENSES      DEDUCTIONS
                           -----------                         ------       --------      ----------
PREDECESSOR:
     Year ended October 1, 1993:
        Allowance for doubtful accounts receivable             $1,000            214            (214)

     Year ended September 30, 1994:
        Allowance for doubtful accounts receivable              1,000            177            (177)

     45-week period ended August 11, 1995:
        Allowance for doubtful accounts receivable              1,000             80            (880)(1)

SUCCESSOR:
     7-week period ended September 29, 1995:
        Allowance for doubtful accounts receivable                200              -               -

- -------------



(1) The reduction in the allowance account is principally due to the retention of certain accounts receivable by Varian and their related allowances in accordance with the Acquisition Agreement.



                                                                     SCHEDULE II



                        COMMUNICATIONS & POWER INDUSTRIES


                               HOLDING CORPORATION


                                and subsidiaries


                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                           DESCRIPTION                         PERIOD       EXPENSES      DEDUCTIONS
                           -----------                         ------       --------      ----------
PREDECESSOR:
     Year ended October 1, 1993:
        Allowance for doubtful accounts receivable             $1,000           214             (214)

     Year ended September 30, 1994:
        Allowance for doubtful accounts receivable              1,000           177             (177)

     45-week period ended August 11, 1995:
        Allowance for doubtful accounts receivable              1,000            80             (880)(1)

SUCCESSOR:
     7-week period ended September 29, 1995:
        Allowance for doubtful accounts receivable                200             -                -

- -------------



(1) The reduction in the allowance account is principally due to the retention of certain accounts receivable by Varian and their related allowances in accordance with the Acquisition Agreement.



