Form 10-K405
period 1996-09-27
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORP; COMMUNICATIONS & POWER INDUSTRIES INC
filed 1997-02-03
CIK 1000654, 1000564

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  For the fiscal year ended September 27, 1996
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

              For the transition period from            to
                                             ----------    ----------

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of voting stock of Communications & Power Industries Holding Corporation held by non-affiliates is $1,050,000, based upon the selling price of such stock. No voting stock of Communications & Power Industries, Inc. is held by non-affiliates of Communications & Power Industries, Inc. Communications & Power Industries, Inc.'s voting stock is wholly owned by Communications & Power Industries Holding Corporation, a Delaware corporation. Neither Communications & Power Industries, Inc.'s nor Communications & Power Industries Holding Corporation's common stock is publicly traded.

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

The Company's products include microwave and power grid vacuum electronic devices, microwave amplifiers, modulators, and various other power supply equipment and devices. These products are consumables and have a finite life based upon hours of usage, operating environment and application. The Company operates six manufacturing locations in North America, and sells and services its products and customers worldwide primarily through a direct sales force.

Communications & Power Industries, Inc. is a wholly-owned subsidiary of Communications & Power Industries Holding Corporation. Both Holding and CPI are Delaware corporations formed in 1995. The principal executive offices of Holding and CPI are located at 607 Hansen Way, Palo Alto, California 94304 and their telephone number is (415) 846-2900.

THE ACQUISITION

Prior to August 11, 1995, the Company's operations were part of the Electron Devices Business division (the "Predecessor") of Varian Associates, Inc. ("Varian"). On August 11, 1995, CPII Acquisition Corp. ("CPII Acquisition") acquired (in the matter described below) substantially all of the assets that were used primarily in developing, manufacturing and distributing microwave and power grid vacuum electronic devices, microwave amplifiers, modulators and various other power supply equipment and devices through the Predecessor. Pursuant to the terms of a Stock Sale Agreement dated June 9, 1995, as amended, among Holding, CPII Acquisition, and Varian (the "Acquisition Agreement"), prior to the consummation of the Acquisition, Varian and its affiliates contributed the assets of the Predecessor that were located in the United States to CPI, which was a newly-formed, wholly-owned Varian subsidiary. Subsequently, upon the consummation of the Acquisition, Varian transferred all of the outstanding capital stock of CPI to CPII Acquisition. The assets of the Predecessor that were located in foreign jurisdictions were transferred from Varian or its affiliates to newly-formed direct or indirect subsidiaries of CPI. In consideration of the transfer of such capital stock and assets, CPII Acquisition (including its affiliates) paid Varian (including its affiliates) an aggregate purchase price of $196.2 million, subject to a post-closing adjustment (the "Purchase Price"). Holding, CPII Acquisition and CPI's subsidiaries also assumed certain specified liabilities of the Predecessor. The liabilities assumed by Holding (with respect to which CPI has agreed to perform any necessary services) included certain balance sheet liabilities of the Predecessor, which aggregated approximately $24.1 million as of August 11, 1995, and certain contingent liabilities (such as for certain product warranty claims) (the "Assumed Liabilities"). Upon the merger of CPII Acquisition with and into CPI immediately following the consummation of the Acquisition, CPI became a wholly-owned subsidiary of Holding.

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

CPI subsequently exchanged the Series A Senior Subordinated Notes and Series A Senior Preferred Stock, in exchange offers (the "Exchange Offers") registered under the Securities Act of 1933, for otherwise identical 12% Series B Senior Subordinated Notes due 2005 (the "Notes") and Series B 14% Senior Redeemable Exchangeable Cumulative Preferred Stock due 2007 (the "Senior Preferred Stock"), respectively.

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

PRODUCTS

The Company offers a comprehensive range of microwave and power grid vacuum electronic devices, microwave amplifiers, modulators and various other power supply equipment and devices for use in the communication, radar, electronic countermeasures, industrial, medical and scientific markets. The Company offers over 6,600 products which generally have selling prices from $2,000 to $50,000, with certain products ranging in price up to $1,000,000. These products are consumables and have a finite life based upon hours of usage, operating environment and application. Certain of the Company's products are sold in more than one market depending on the specific power and frequency requirements of the end-user and the physical operating conditions of the environment in which the vacuum electronic device will be located.

Specific products which the Company offers include:

         - VACUUM ELECTRONIC DEVICES. Helix traveling wave vacuum electronic devices, klystron amplifiers, klystron oscillators, gyrotrons, coupled cavity traveling wave vacuum electronic devices, magnetrons, ring loop traveling wave vacuum electronic devices, cross field amplifiers, extended interaction klystrons, power grid vacuum electronic devices, Klystrodes(R) and inductive output vacuum electronic devices.

         - AMPLIFIERS. Satellite communication amplifiers, instrumentation amplifiers, traveling wave tube transmitters, FET modulators, magnetron modulators, test sets, X-ray generators, Heat WaveTM products, microwave power modules, microwave power boosters, traveling wave vacuum electronic devices amplifiers and millimeter wave subsystems.

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

In Fiscal 1996, commercial sales, which represent sales for which a U.S. Government entity is not the end-user, represented approximately 73.0% of the Company's total sales. Direct and OEM sales to the U.S. Government represented approximately 27.0% of the Company's total sales. These percentages reflect the Company's development of products for the commercial marketplace. Prior to 1990, the Company's primary customers were U.S. Government agencies and OEMs manufacturing defense-related products. In Fiscal 1989, U.S. Government sales represented approximately 48% of the Company's sales. Since the late 1980s, the United States defense budget has been shrinking; however, in Fiscal 1995 and Fiscal 1996, the Company's U.S. Government-related orders showed a slight increase. Management expects that U.S. Government and defense-related end-users will continue to provide a steady source of revenue.

In Fiscal 1996, approximately 66% of sales were derived from U.S. customers, while approximately 34% were derived from international customers. Many domestic OEMs, primarily those in the satellite communications market, export their products, and management estimates that approximately 15% of the Company's sales to U.S. customers ultimately have international end-users. Accordingly, management believes that approximately 44% of Fiscal 1996 sales represent sales to international end-users which is an increase from 42% in Fiscal 1995 and approximately 56% of Fiscal 1996 sales represent sales to U.S. end-users which is a decrease from 58% in Fiscal 1995. Excluding sales to the U.S. Government, no single customer accounted for more than 5% of the Company's total sales in Fiscal

1996 or Fiscal 1995.

The Company operates in six different markets:

- Communications Market - The communications market is comprised of applications for satellite communications ("SatCom") and broadcast sectors. In this market, the Company's products generate, amplify and transmit signals and data within an overall communication system. Sales(1) in the communication market were $118.4 million in Fiscal 1996 compared to $110.5 million in Fiscal 1995 and $101.8 million for Fiscal 1994.

- Radar Market - The radar market includes microwave and power grid vacuum electronic devices, amplifiers and related equipment for air, ground and shipboard radar systems. The Company's vacuum electronic devices have been an integral component of radar systems for over four decades. Sales(1) in the radar market were $74.6 million for Fiscal 1996, $76.9 million for Fiscal 1995 and $87.3 million for Fiscal 1994.

- Electronic Countermeasures Market - The electronic countermeasures market utilizes microwave vacuum electronic devices for systems that provide protection for ships, aircraft and high-value land targets against radar-guided munitions. Sales(1) in the electronic countermeasures market were $17.2 million, $20.1 million, and $18.8 million in Fiscal 1996, Fiscal 1995, and Fiscal 1994, respectively.

- Industrial Market - The industrial market includes applications for a wide range of systems used for materials processing, instrumentation and voltage generation. Sales in this market were $27.2 million for Fiscal 1996. On a pro-forma basis, sales were $22.6 million in Fiscal 1995 and $15.9 million in Fiscal 1994. Industrial sales on a historical combined basis were $22.0 million and $15.6 million in Fiscal 1995 and Fiscal 1994, respectively.

- Medical Market - The Company participates in the diagnostic and treatment sectors of the medical market. In the diagnostic market, the Company provides X-ray generators, including state-of-the-art, high-efficiency, lightweight power supplies and modern digital-based consoles for diagnostic equipment. In the treatment market, the Company provides microwave generators (klystrons) for high-end cancer therapy machines. Sales in this market were $16.3 million for Fiscal 1996. On a pro forma basis, sales were $17.4 million in Fiscal 1995 and $17.8 million in Fiscal 1994. Medical sales on a historical basis were $15.8 million and $15.9 million in Fiscal 1995 and Fiscal 1994, respectively.

- Scientific Market - The scientific market consists primarily of equipment utilized in reactor fusion programs and accelerators for high-energy particle physics, referred to as "Big Science." Sales(1) in the scientific market were $3.7 million, $5.7 million and $7.6 million in Fiscal 1996, Fiscal 1995 and Fiscal 1994, respectively.

-----------------------
(1) Represents sales on a historical basis of the combined Predecessor and Successor for Fiscal 1995. Pro-forma adjustments have no effect on this comparison, as there are no sales to Varian in this market.

SALES, MARKETING AND SERVICE

As of September 27, 1996, the Company's 123 direct marketing and sales professionals represent the largest direct sales, service and technical support organization focused exclusively on high-power/high-frequency signal generation, amplification and transmission. The Company's sales and service organization is supplemented by outside representatives and a distributor which service certain lower volume accounts. Each of the Company's sales professionals is responsible for marketing the Company's entire product line. Company sales professionals receive extensive technical training in all of the Company's products, which allows them to provide customers with appropriate technical support, including information on product application and implementation.

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

The Company's manufacturing process for power supplies, amplifiers and transmitters consists of purchasing, high level assembly, and test. The Company utilizes contract manufacturers whenever possible for subassembly. In the manufacture of tubes, multiple steps are required. The process starts with procurement of raw material and sub-assemblies from qualified suppliers, who often deliver on a JIT basis. Raw materials are then formed, primarily by machining, cleaning and plating certain parts. These steps utilize statistical process control techniques to assure quality and high production yields. Subassembly is then performed to produce a vacuum envelope, the essential part of a vacuum electronic device. This subassembly process is performed utilizing Demand Flow Technology, which helps to minimize inventory. Vacuum assemblies are processed by pumping the atmosphere from the assemblies while heating the assemblies in a furnace and simultaneously charging them with an electrical current. When this step is complete, final assembly and testing is performed on each product before shipment. The Company has developed sophisticated test programs to assure that each product meets operating specifications.

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

The Company must also continually engage in effective research and development efforts in order to introduce innovative new products for technologically sophisticated customers and markets. There is an inherent risk that advances in existing technology, including solid state technology, or the development of new technology could adversely effect the Company's financial condition and results of operations. Although solid state devices generally serve end-users' low-power requirements more cost effectively and efficiently than microwave vacuum electronic devices, only microwave vacuum electronic devices currently serve high-power/high-frequency demands. The laws of physics limit the ability of solid state technology to efficiently or cost effectively serve the high-power/high-frequency applications of the Company's customers. These applications' extreme operating parameters necessitate heat dissipation capabilities which are satisfied by the Company's products. The Company's management believes that each technology serves its own niche without significant overlap.

BACKLOG

As of September 27, 1996, the Company had an order backlog of $153.4 million, representing over seven months of sales compared to order backlog of $138.9 million as of September 29, 1995 and $136.1 million as of September 30, 1994. Although the backlog consists of firm orders for which goods and services are yet to be provided, these orders can be and sometimes are modified or terminated. However, the amount of modifications and terminations has historically not been material compared to total contract volume.

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

EMPLOYEES

As of September 27, 1996, the Company had approximately 1,763 employees. None of the Company's employees is subject to a collective bargaining agreement although a limited number of the Company's sales force members located in Europe are members of work councils or unions. The Company has not experienced any work stoppages and believes that it has good relations with its employees.

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

U.S. GOVERNMENT CONTRACTS AND REGULATIONS

Management expects that a decreasing but significant portion of the Company's sales will continue in the foreseeable future to result from contracts with the U.S. Government, either directly or through prime contractors or subcontractors. The Company's business with the U.S. Government is performed under fixed-price and, to a lesser degree, cost-plus contracts. Fixed-price contracts accounted for approximately 92% of the Company's U.S. Government sales in Fiscal 1996. Approximately 8% was performed under cost-plus contracts.

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

Holding and Varian submitted the appropriate documentation requests and entered into a novation agreement with the U.S. Government, as required by federal procurement regulations, applicable to all contracts between or relating to the Predecessor and the U.S. Government (the "Acquired Government Contracts") which were acquired by the Company in connection with the Acquisition. This novation agreement provides, among other things, that the Company assumes all obligations under the Acquired Government Contracts and that the U.S. Government recognizes the transfer to the Company of the Acquired Government Contracts and related assets.

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

The Palo Alto, California property is also adjacent to the Hillview-Porter State Study Area ("Hillview-Porter Site") identified by the California Environmental Protection Agency. Varian has not been named as a potentially responsible party in connection with the Hillview-Porter Site, although the Company is aware that allegations have been made that this property has impacted, and been impacted by, the Hillview-Porter Site.

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

RELATIONSHIP WITH VARIAN

The Company continues to maintain certain relationships with Varian arising from the Predecessors' previous relationship with Varian and arising under the Acquisition Agreement and the Ancillary Agreements (as defined below). The descriptions of certain of such relationships set forth below are qualified in their entirety by reference to the full texts of documents relating thereto, copies of which are included as exhibits to this Annual Report on Form 10-K.

Acquisition Agreement. The Acquisition Agreement contains customary representations, warranties and covenants. The Company and Varian agreed to indemnify one another for breaches of representations and warranties contained in the Acquisition Agreement or the ancillary agreements executed in connection therewith (the "Ancillary Agreements"), provided claims with respect thereto are asserted on or before December 31, 1996. With respect to such breaches of representations and warranties, no claims under the indemnity may be asserted against the Company or Varian by the other party unless such claims exceed $2.0 million in the aggregate, but the indemnitor is obligated to indemnify the indemnitee for the full amount of all such claims once the $2.0 million threshold is satisfied, up to a maximum liability of ten percent of the Purchase Price.

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

With respect to Varian's duty to repair certain items identified by the Company within six months following the closing, the Company reached an agreement and settlement with Varian, effective October 1996, on such items identified. The Company has, in turn, provided Varian with a release from its obligation to handle the actual repair and a release from any fines and/or penalties which may result from the Company's failure to complete the identified repairs.

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

ITEM 2:       PROPERTIES

The Company owns, leases or subleases manufacturing, assembly, warehouse, service and office properties having an aggregate floor space of approximately 1,300,000 square feet, of which approximately 123,000 are leased or subleased to third parties. The table below provides summary information regarding principal properties owned or leased by the Company:


                                                 (square footage)
              Property(a)                     Owned            Leased/Subleased
              -----------                     -----            ----------------
San Carlos, California................      320,000(b)
Beverly, Massachusetts................      251,000(c)
Georgetown, Ontario, Canada...........      126,000
Santa Clara, California...............            -             107,000(d)
Palo Alto, California.................            -             429,000(e)
Various locations.....................            -              15,400(f)

         (a) In addition to the properties listed, the Company also utilizes approximately 44,000 square feet of space at Varian's Salt Lake City, Utah facility, whose primary occupant is Varian's Healthcare Systems business. The Company has subleased its Salt Lake City facility from Varian for a period not to extend beyond August 11, 1997.
         (b) The San Carlos, California square footage includes approximately 21,000 square feet leased to a tenant which provides services to the Company and others.
         (c) The Beverly, Massachusetts square footage includes approximately 82,000 square feet leased to five tenants.
         (d) This facility is leased by way of assignment of Varian's lessee interest. The Santa Clara, California footage includes approximately 4,000 square feet subleased to one tenant.
         (e) This facility is primarily leased by way of assignment of Varian's lessee interest with the remainder subleased from Varian. The Palo Alto, California footage includes approximately 10,000 square feet subleased back to Varian and approximately 6,000 square feet subleased to another tenant.
         (f) Includes both leased facilities occupied entirely by the Company's field sales and service organizations and 5 foreign shared use facilities which the Company is sharing for varying periods of time with Varian pursuant to a shared use agreement.

These facilities are currently not utilized to their full capacity. However, consolidation efforts, expected to be completed in the first half of Fiscal 1997, will bring these facilities close to full capacity and will eliminate approximately 150,000 square feet of leased space. Overall, the Company believes its properties are adequate for the needs of the Company. The Company's lenders under the Senior Credit Agreement have the right to a security interest in all of the Company's interest in the real property that it owns and leases, and have taken a security interest in the Company's real property located in Beverly, Massachusetts and Georgetown, Ontario, Canada.

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

ITEM 3:       LEGAL PROCEEDINGS

The Company is involved from time to time in various legal proceedings and is the subject of various cost accounting and other government pricing claims. Pursuant to the Acquisition Agreement, Varian has agreed to indemnify the Company against liabilities arising from litigation and governmental claims pertaining to the operation of the Predecessor prior to the consummation of the Acquisition. Accordingly, management believes that litigation and governmental claims pending against Varian and relating to the operation of the Predecessor prior to the Acquisition will not have a material adverse effect on the Company's financial condition or results of operations. See "Business - Environmental Matters."

ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal year ended September 27, 1996.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

CPI is a wholly-owned subsidiary of Holding. Neither CPI's nor Holding's common stock is publicly traded. No cash dividends have been declared on the common stock of the Company during the period ended September 27, 1996. Restrictive covenants in the Senior Credit Agreement generally restrict the declaration or payment of dividends on the Company's common stock. The Notes also restrict the declaration and payment of dividends unless the Company satisfies certain financial covenants, among other things.

ITEM 6: SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA

The historical and pro forma financial data set forth below for Fiscal 1992 through Fiscal 1994 has been derived from the historical audited financial statements of the Predecessor audited by Coopers & Lybrand L.L.P., independent public accountants, and for Fiscal 1995 and Fiscal 1996 by KPMG Peat Marwick LLP, independent public accountants, whose reports appear elsewhere in this Form 10-K. The information contained in this table should be read in conjunction with the information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as the historical audited financial statements of Holding and CPI (and the Predecessor) included elsewhere in this Form 10-K. As a consequence of the Acquisition, effective August 11, 1995, each of Holding and CPI is deemed for financial reporting purposes to have become a new reporting entity ("Successor") on the following date and periods subsequent to the August 11, 1995 date reflect the allocation of the costs of the Acquisition to assets and liabilities based on estimates of fair values in accordance with the purchase method of accounting. Accordingly, the results of operations of Successor subsequent to August 11, 1995 are not fully comparable to the results of the operations of the Company as constituted prior to such date. In particular, operating results subsequent to August 11, 1995 reflect decreases in operating expenses relating to Corporate allocations, incremental depreciation and amortization relating to the purchase method adjustments referred to above and other interest charges relating to new indebtedness related to the Acquisition.

SELECTED FINANCIAL DATA


                                                             Successor                                Predecessor
                                                    ---------------------------    ------------------------------------------------
(Dollars in Thousands)                               52 Weeks        7 Weeks       45 Weeks     52 Weeks      52 Weeks    53 Weeks
                                                       Ended          Ended         Ended         Ended        Ended       Ended
                                                    September 27,  September 29,   August 12,  September 30,  October 1,  October 2,
                                                        1996           1995          1995          1994         1993        1992
                                                     --------         ------       -------       -------      -------     -------
CPI AND HOLDING STATEMENT OF OPERATIONS DATA:
Sales                                                $257,449         36,398       214,677       246,890      255,295     270,160
Cost of sales                                         184,482         27,634       160,156       186,996      198,625     222,137
                                                     --------         ------       -------       -------      -------     -------
Gross profit                                           72,967          8,764        54,521        59,894       56,670      48,023
Marketing, general and administrative
     before corporate allocations                      35,354          6,013        26,071        25,583       27,068      28,997
Research and development                                8,308          1,198         7,429         7,619        7,565       7,796
Corporate allocations                                       -              -        11,160        11,273       11,776      11,961
Write-off of acquired in-process
     research and development                               -         31,363             -             -            -           0
                                                     --------         ------       -------       -------      -------     -------
Operating income (loss)                                29,305        (29,810)        9,861        15,419       10,261        (731)
Interest expense                                       18,894          2,497             -             -            -           0
Income tax expense (benefit)                            2,068         (2,709)        3,649         5,859        3,899        (278)
                                                     --------         ------       -------       -------      -------     -------
Net earnings (loss) before preferred                 $  8,343        (29,598)        6,212         9,560        6,362        (453)
     dividends                                       ========        =======         =====         =====        =====        ====

EBITDA (a)                                             38,736          4,894        21,026        27,814       21,806       9,403
Certain Non-Cash Charges:
    Depreciation and amortization                       7,731            941        11,165        12,395       11,545      10,134
    Inventory write-up related to purchase accounting   1,700          2,400             -             -            -
    In-process research & development write-off             -         31,363             -             -            -
    Amortization of deferred debt issue costs           1,962            199             -             -            -
Capital expenditures (b)                               12,501            880         6,063        10,698        7,278       8,173
Non-recurring capital (b)                                   -              -             -         4,115        2,536       1,653


                                                             Successor                                      Predecessor
                                                   -----------------------------              -------------------------------------
                                                   September 27,   September 29,              September 30,  October 1,  October 2,
CPI BALANCE SHEET DATA:                                1996           1995                         1994        1993         1992
                                                   -----------------------------              -------------------------------------
Working capital                                      $ 34,576         35,204                      60,421       67,302      82,348
Total assets                                          228,142        214,902                     162,149      169,619     180,135
Total equity (deficit)                                  4,400         (1,538)                    119,854      125,657     137,115
Long-term debt and
  redeemable preferred stock                          150,472        151,260                           -            -           -
Holding Balance Sheet Data:
Working capital                                      $ 34,576         35,204                      60,421       67,302      82,348
Total assets                                          228,142        214,902                     162,149      169,619     180,135
Total equity (deficit)                                 (6,379)       (10,884)                    119,854      125,657     137,115
Long-term debt and
    redeemable preferred stock                        150,472        151,260                           -            -           -

(a) EBITDA represents earnings before provision for income taxes, interest expense, depreciation and amortization, the charge related to the purchase accounting write-up of inventory and the write-off of acquired in-process research and development.

(b) Capital expenditures exclude the one-time costs of seismic retrofits, which are substantially completed, at certain of the Company's manufacturing facilities. These costs are presented separately as "Non-recurring Capital Expenditures".

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

                                                                          For the 52 Weeks Ended September 29, 1995
                                                         -------------------------------------------------------------------------
                                                           Predecessor           Successor                             ProForma
                                                         45 Weeks Ended        7 Weeks Ended                        52 Weeks Ended
           (Dollars in thousands)                           August 11,         September 29,      Pro Forma          September 29,
                                                               1995                1995          Adjustments            1995 (c)
                                                             --------            -------         ----------             --------
CONSOLIDATED STATEMENT OF OPERATIONS OF CPI:
     Sales                                                   $214,677             36,398          2,170 (i)            253,245
     Cost of sales                                            160,156             27,634            591 (i)            180,144
                                                                                                 (5,837)(ii)
                                                                                                 (2,400)(iii)
                                                             --------            -------         ------                 ------
     Gross profit                                              54,521              8,764          9,816                 73,101
     Research and development                                   7,429              1,198                                 8,627
     Marketing                                                 17,506              2,763                                20,269
     General and administrative                                19,725              3,250        (10,532)(iv)            13,162
                                                                                                    885 (v)
                                                                                                   (166)(vi)
     Write-off of acquired in-process
          research and development                                                31,363        (31,363)(viii)
                                                             --------            -------         ------                 ------
     Operating income (loss)                                    9,861            (29,810)        50,992                 31,043
     Interest expense                                               -              2,497         15,240 (vii)           19,077
                                                                                                  1,340 (vii)
                                                             --------            -------         ------                 ------
     Earnings (loss) before income taxes                        9,861            (32,307)        34,412                 11,966
     Provision (benefit) for income taxes                       3,649             (2,709)         3,847 (ix)             4,786
                                                             --------            -------         ------                 ------
     Net earnings (loss)                                        6,212            (29,598)        30,565                  7,180
     Dividends on preferred stock                                   -                  -          3,776 (x)              3,776
                                                             --------            -------         ------                 ------
     Earnings attributable to Common Stock                   $  6,212            (29,598)        26,789                  3,404
                                                             ========            =======         ======                 ======
CERTAIN CONSOLIDATED STATEMENT OF OPERATIONS
     INFORMATION OF HOLDING:
     Operating income (loss) of Holding                         9,861            (29,810)        50,992                 31,043
     Interest expense                                               -              2,497         16,580 (vii)           19,077
     Preferred dividends of
          consolidated subsidiary                                   -                  -          3,776 (x)              3,776
                                                             --------            -------         ------                 ------
     Earnings (loss) before income taxes                        9,861            (32,307)        30,636                  8,190
     Provision (benefit) for income taxes                       3,649             (2,709)         3,847 (ix)             4,786
                                                             --------            -------         ------                 ------
     Net earnings (loss)                                        6,212            (29,598)        26,789                  3,404
                                                             ========            =======         ======                 ======
OTHER FINANCIAL DATA OF CPI AND HOLDING:
     Depreciation and amortization(a)                        $ 11,165                941                                 6,988
     EBITDA (b) (c)                                            21,026              2,494                                38,031
     Cash interest expense (a)                                      -              2,497                                17,737
     Ratio of EBITDA to
          cash interest expense (b)                               N/A                N/A                                  2.14x

(a)  Excludes amortization of deferred debt issuance costs.
(b) EBITDA represents earnings before provision for income taxes, interest expense, depreciation and amortization and the write-off of acquired in-process research and development. EBITDA and the ratio of EBITDA to cash interest expense are presented because they may be used by some investors as a financial indicator of the ability to service or incur indebtedness. EBITDA should not be considered as an alternative to net income, as a measure of operating results, cash flows or liquidity.
(c) As described in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K, certain events occurred during the fourth quarter of Fiscal 1995 which may not be indicative of future operating results.

                                         For the 52 Weeks Ended September 30, 1994
                                         -----------------------------------------
                                                                Pro Forma
                                        Historical             Adjustments         Pro Forma
                                        ----------             -----------         ---------
                                                          (Dollars in thousands)
CONSOLIDATED STATEMENT OF OPERATIONS OF CPI:
Sales                                   $ 246,890                2,145 (i)          249,035
Cost of sales                             186,996                  412 (i)          182,038
                                                                (5,370)(ii)
                                        ---------               ------              -------
Gross profit                               59,894                7,103               66,997
Research and development                    7,619                                     7,619
Marketing                                  19,476                                    19,476
General and administrative                 17,380               (6,356)(iv)          12,457
                                                                 1,627 (v)
                                                                  (194)(vi)
                                        ---------               ------              -------
Operating income                           15,419               12,026               27,445
Interest expense                                -               17,737 (vii)         19,233
                                                                 1,496 (vii)
                                        ---------               ------              -------
Earnings before income taxes               15,419               (7,207)               8,212
Provision for income taxes                  5,859               (2,574)(ix)           3,285
                                        ---------               ------              -------
Net earnings                                9,560               (4,633)               4,927
Dividends on preferred stock                    -                3,776 (x)            3,776
                                        ---------               ------              -------
Earnings attributable to Common Stock   $   9,560               (8,409)               1,151
information of Holding:                 =========               ======              =======

CERTAIN CONSOLIDATED STATEMENT OF OPERATIONS
INFORMATION OF HOLDING:
Operating income (loss) of Holding         15,419               12,026               27,445
Interest expense                                -               19,233 (vii)         19,233
Preferred dividends of
     consolidated subsidiary                    -                3,776 (x)            3,776
                                        ---------               ------              -------
Earnings (loss) before income taxes        15,419              (10,983)               4,436
Provision (benefit) for income taxes        5,859               (2,574)(ix)           3,285
                                        ---------               ------              -------
Net earnings                                9,560               (8,409)               1,151
                                        =========               ======              =======
OTHER FINANCIAL DATA OF HOLDING AND CPI:
Depreciation and amortization(a)        $  12,395                                     8,458
EBITDA (b)                                 27,814                                    35,903
Cash interest expense (a)                       -                                    17,737
Ratio of EBITDA to
     cash interest expense (b)                N/A                                      2.02x

----------------------
(a)  Excludes amortization of deferred debt issuance costs.
(b) EBITDA represents earnings before provision for income taxes, interest expense, depreciation and amortization. EBITDA and the ratio of EBITDA to cash interest expense are presented because they may be used by some investors as a financial indicator of the ability to service or incur indebtedness. EBITDA should not be considered as an alternative to net income, as a measure of operating results, cash flows or liquidity.

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

         The adjustments for each component are as follows:

         52 weeks ended            52 weeks ended
       September 29, 1995        September 30, 1994
       ------------------        ------------------
(a)       $  3,279                    $ 2,152
(b)          1,176                        772
(c)          1,882                      1,235
(d)          3,347                      2,197
(e)            848                          0
          --------                    -------
          $ 10,532                    $ 6,356
          ========                    =======

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

----------------

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company serves the communication, radar, electronic countermeasures, industrial, medical and scientific markets. In addition, the Company divides the communication market into applications for ground-based satellite uplinks for military and commercial uses ("SatCom") and broadcast sectors. While most of the Company's sales to these markets have been relatively stable during the Fiscal 1992 through Fiscal 1994 timeframe, significant weakness in sales from the Company's radar market resulted in an 8.6% decline in total sales, from $270.2 million to $246.9 million in this time period. This decrease was caused by the U.S. Department of Defense's ("DoD") reduction in procurement of spare vacuum electronic devices for U.S. Government inventories to support existing systems, including the HAWK, Phalanx and HADR programs. In addition, a decline in the level of government funds available for the development and installation of new radar and electronic countermeasures systems also adversely affected sales. However, for the two year period ended in Fiscal 1996, due to growth in the Company's communication and industrial markets, the Company generated a 4.3% increase in total sales, to $257.4 million.

The Company's products have applications among both commercial and government customers. The commercial sector represents all sales for which the U.S. Government is not the end-user. However, the end-user markets identified above are not categorized based upon whether they consist entirely of sales into commercial or government sectors. Therefore, sales in any one of the Company's markets may consist of sales to either commercial customers, the U.S. Government, or both. The government sector represents direct sales and original equipment manufacturers ("OEM") sales to the U.S. Government, including sales to the DoD, the Department of Energy, the Federal Aviation Administration (the "FAA") and the National Aeronautics and Space Administration. The commercial sector contributed $187.9 million, or 73.0%, of the Company's total sales for Fiscal 1996. The Company's sales to the commercial sector increased by approximately $24.0 million between Fiscal 1993 and Fiscal 1996, representing a 4.7% compound annual growth rate. In contrast, the Company's sales to the U.S. Government sector during the same period experienced a 8.7% annual compounded rate of decline due primarily to the aforementioned trends in the radar and electronic countermeasures markets. However, comparing Fiscal 1996 to Fiscal 1995, sales to the U.S. Government sector did increase for the first time since Fiscal 1989 from $65.2 million in Fiscal 1995 to $69.5 million in Fiscal 1996 or 6.6% growth. This increase reflects an increase in U.S. Government procurement of communication products.

From Fiscal 1992 to Fiscal 1995, the Company demonstrated substantial increases in profitability and EBITDA, as net earnings increased from a net loss $0.5 million in Fiscal 1992 to net earnings of $6.2 million for the 45 week period ending August 11, 1995, and EBITDA increased over four times from a pro forma $9.4 million in Fiscal 1992 to a pro forma $38.0 million in Fiscal 1995, despite the decline in total sales. The Company experienced a loss of $29.6 million during the seven weeks ended September 29, 1995, due primarily to the write-off of acquired in-process research and development expenses. Fiscal 1996 reflects the Company's first fiscal year on a stand-alone basis. Net earnings were $8.3 million and EBITDA improved to $38.7 million, excluding the $1.7 million charge related to the purchase accounting write-up of inventory.

During Fiscal 1996, the Company began the process of relocating its Salt Lake City, Utah plant to San Carlos, California. Costs associated with this consolidation including travel and training expenses, temporary duplication of labor and facility resources, and poor manufacturing yields on the moved product lines negatively impacted EBITDA by approximately $2.4 million.

During the second half of Fiscal 1996, the Company also began to prepare its Palo Alto, California facility to allow for relocation of one of its manufacturing plants from a leased facility in Santa Clara, California. This relocation is expected to be completed in the first quarter of Fiscal 1997. With the exception of higher capital expenditures, this consolidation effort had minimal impact on the Fiscal 1996 operating results.

EFFECT OF ACQUISITION ON RESULTS OF OPERATIONS

The consummation of the Acquisition has affected the Company's results of operations in certain significant respects. As a result of the Acquisition, the Company adjusted upwards the historical book value of certain assets in accordance with GAAP relating to purchase accounting rules, which will significantly impact the Company's results of operations subsequent to the Acquisition and their comparability to operations of the Predecessor:

    * The write-up of the inventory by $4.1 million was expensed to cost of goods sold during the periods following the Acquisition, which significantly affects gross margins. During the seven week period ended September 29, 1995, $2.4 million was expensed to cost of sales, which also impacted working capital, and $1.7 million was expensed in the first quarter of Fiscal 1996.

    * The purchase accounting allocation of certain assets, such as property, plant and equipment, will significantly affect depreciation and amortization in the future. The portion of the purchase price allocated to in-process research and development was charged to operations immediately after consummation of the Acquisition. The in-process research and development activity of the Company involves the development of various classes of microwave vacuum electronic devices and microwave vacuum electronic device systems for communications and power applications, including significant extensions and improvements to existing products through fundamental physical and electrical research necessary to design new microwave vacuum electronic devices, control and power elements, and related systems. Projects are classified as in-process research and development if they have not demonstrated technological feasibility and have not resulted in commercial products and have no alternative future use. As of the date of the consummation of the Acquisition, the outcomes of these research and development projects were uncertain and involved technological risk.

    * Certain corporate overhead and corporate services, including an allocation for occupied facilities, historically charged to the Predecessor by Varian, have been reduced due to outsourcing of certain services, elimination of services no longer required on a stand-alone basis, or eliminated due to the Company's ownership of certain of its facilities and the application of purchase accounting following the Acquisition. In addition, management compensation plans have been modified at a reduced cost. The structure of the transaction has also created certain tax benefits because of the Company's ability to write-up inventory, property, plant and equipment and intangible assets for tax purposes.

RESULTS OF OPERATIONS

The following table sets forth the Company's historical results of operations as a percentage of sales for each of the periods indicated.

                                                                                                            Predecessor
                                                                       Proforma             ----------------------------------------
                                             52 Weeks                  52 Weeks                 52 Weeks                  52 Weeks
                                               Ended                    Ended                    Ended                     Ended
                                        September 27, 1996       September 29, 1995         September 30, 1994       October 1, 1993
                                        ------------------       ------------------         ------------------       ---------------
Sales                                         100.0%                    100.0%                    100.0%                    100.0%
Cost of sales                                  71.7                      71.1                      75.7                      77.8
                                              -----                     -----                     -----                     -----
     Gross profit                              28.3                      28.9                      24.3                      22.2
Research and development                        3.2                       3.4                       3.1                       3.0
Marketing                                       7.7                       8.0                       7.9                       7.9
General and administrative                      6.0                       5.2                       7.0                       7.3
                                              -----                     -----                     -----                     -----
Operating income                               11.4                      12.3                       6.3                       4.0
Interest expense                                7.4                       7.6                       0.0                       0.0
                                              -----                     -----                     -----                     -----
     Earnings before taxes                      4.0                       4.7                       6.3                       4.0
Provision for income taxes                      0.8                       1.9                       2.4                       1.5
                                              -----                     -----                     -----                     -----
     Net earnings                               3.2%                      2.8%                      3.9%                      2.5%
                                              =====                     =====                     =====                     =====
Other Data:
     EBITDA (a)                                15.0%                     15.0%                     11.3%                      8.5%
     Preferred Dividends                        1.4%                       --                        --                        --

--------------------------------

    (a) EBITDA represents earnings before provision for income taxes, interest expense, depreciation and amortization, the charge related to the purchase accounting write-up of inventory and the write-off of acquired in-process research and development.

Fiscal 1996 Compared to Pro forma Fiscal 1995

SALES. Sales for Fiscal 1996 were approximately $257.4 million, an increase of approximately $4.2 million, or 1.7%, as compared to pro forma sales of $253.2 million in Fiscal 1995 and an increase of approximately $6.4 million, or 2.5%, as compared to historical sales of $251.1 million in Fiscal 1995. In terms of markets, communication(1), and industrial sales(2) increased while CPI's four other markets showed some decline. Communication sales(1) increased approximately $7.9 million, or 7.1%, in Fiscal 1996 over pro forma Fiscal 1995, primarily as a result of continued growth in Direct Broadcast Satellite (DBS) requirements as well as growth in wireless communication product and small terminal applications for private networks and emerging countries telephony requirements. Industrial sales(2) rose approximately $4.6 million, or 20.4%, over pro forma Fiscal 1995, primarily as a result of growth in the industrial microwave market as well as an increase in demand for high power amplifiers used for instrumentation. Offsetting these sales gains were a decline in electronic countermeasures(1) and medical(2) sales of approximately $2.9 million, or 14.4%, and $1.1 million, or 6.3%, respectively below pro forma Fiscal 1995, due primarily to the timing of customer shipment schedules. Radar(1) sales declined approximately $2.3 million, or 3.0%, below pro forma Fiscal 1995, due to DoD Acquisition Reform Initiatives reducing logistic inventory levels. Scientific sales(1) declined approximately $2.0 million, or 35.1%, due to the slow down in development programs from the U.S. Department of Energy.

COST OF SALES. Cost of sales, excluding a $1.7 million charge related to the purchase accounting write-up of inventory, was $182.8 million in Fiscal 1996, an increase of $2.7 million, as compared to pro forma cost of sales of $180.1 million for Fiscal 1995. Cost of sales, excluding the $1.7 million inventory charge, was 71.0% of sales for Fiscal 1996 compared to the pro forma 71.1% margin for Fiscal 1995. Cost of sales of the Predecessor on a historical basis was 74.6% for the 45 weeks ended August 11, 1995. The Company's ongoing efforts to reduce "cost of quality" (defined as the amount of scrap, rework, manufacturing variance costs, warranty costs, inventory write-offs, quality assistance and quality control costs and unscheduled downtime) were slowed in Fiscal 1996 by the negative impact of efforts to consolidate its Salt Lake City, Utah facility into its San Carlos, California facility.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased in Fiscal 1996 to $8.3 million, or 3.2% of total sales, as compared to $8.6 million, or 3.4% of total pro forma sales, during Fiscal 1995. The decrease in research and development expenses during Fiscal 1996 was primarily due to the Company's focus on several customer-funded research and development projects. Overall, the Company continues its emphasis on delivering new products to the marketplace.

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses were $35.4 million in Fiscal 1996, or 13.7% of sales, as compared to a pro forma $33.4 million, or 13.2% of pro forma sales, for Fiscal 1995. Fiscal 1996 reflects the actual costs of CPI operating on a stand-alone basis. On a historical basis, marketing, general and administrative expenses were 17.3% of total sales for the 45 weeks ended August 11, 1995. The lower percentages in Fiscal 1996 reflect the reduced overhead structure of the Successor.

----------

(1) As there were no sales to Varian in these markets, pro forma sales comparisons do not differ from the historical sales comparisons.

(2) There were sales to Varian in these markets. Pro forma Fiscal 1995 is used in this comparison so that both years appropriately reflect the markup agreed to under the terms of the product supply agreements between CPI and Varian.

EBITDA. EBITDA, excluding the $1.7 million charge related to the purchase accounting write-up of inventory, was $38.7 million for Fiscal 1996, an increase of $0.7 million, or 1.8%, as compared to $38.0 million on a pro forma basis for Fiscal 1995. Both Fiscal 1996 and pro forma Fiscal 1995 were negatively impacted by the Company's efforts to consolidate its Salt Lake City, Utah operation into its San Carlos, California operation. In Fiscal 1996, costs associated with this consolidation, including travel and training expenses, temporary duplication of labor and facility resources, and poor manufacturing yields on the moved product lines, negatively impacted EBITDA by approximately $2.4 million. In the fourth quarter of Fiscal 1995, the initial relocation announcement had a significant impact on the morale and productivity of the Salt Lake City employees. The Company believes that the impact of the relocation announcement, along with higher commissions earned by certain salespeople and sales representatives as a result of a higher than normal rate of incoming orders in the fourth quarter (which commissions are earned prior to the generation of sales), negatively impacted pro forma Fiscal 1995 EBITDA by approximately $2.0 million.

EBITDA was 15.0% of sales in Fiscal 1996 which is flat compared to Fiscal 1995 pro forma EBITDA margin of 15.0% of total pro forma sales, but reflects the earnings of the Company on a stand alone basis. Historical EBITDA, as a percentage of sales, for the 45 weeks ended August 11, 1995 was 9.8%.

NET EARNINGS. Net earnings before preferred dividends were $8.3 for Fiscal 1996 an increase of $1.1 million, or 16.2%, as compared to pro forma net earnings of $7.2 million for Fiscal 1995. In Fiscal 1995, in connection with the Acquisition, the Company wrote off $31.4 million of acquired in-process research and development, which significantly affected net income for the seven weeks ended September 29, 1995.

Pro forma Fiscal 1995 Compared to Fiscal 1994

SALES. On a pro forma basis, sales for Fiscal 1995 were approximately $253.2 million, an increase of approximately $4.2 million, or 1.7% as compared to Fiscal 1994. On a historical basis during fiscal 1995, communication(1), electronic countermeasures(1) and industrial sales(2) increased while radar sales(1) declined. Communication sales(1) increased approximately $8.7 million, or 8.5%, in Fiscal 1995 over Fiscal 1994, primarily as a result of increased demand for new international and domestic SatCom uplinks. Electronic countermeasures sales(1) increased approximately $1.3 million, or 6.9%, over Fiscal 1994, primarily as a result of DoD initiatives in low-cost decoys, transmitters and unmanned aerial vehicle systems. Industrial sales(2) rose approximately $6.4 million, or 41.0%, over Fiscal 1994, primarily as a result of increased demand for power supplies used in semiconductor manufacturing equipment and increased demand for vacuum electronic devices used for instrumentation purposes in test equipment and process control equipment. Offsetting these sales gains was a decline in radar sales(1) of approximately $10.4 million, or 11.9%, below Fiscal 1994, due primarily to an overall decline in defense-related spending.

COST OF SALES. On a pro forma basis, cost of sales was $180.1 million in Fiscal 1995, a decrease of $1.9 million, as compared to $182.0 million for Fiscal 1994. Pro forma cost of sales were 71.1% of sales for Fiscal 1995 compared to pro forma cost of sales margin of 73.1% for Fiscal 1994. Cost of sales of the Predecessor on a historical basis was 74.6% and 75.7% for the 45 weeks ended August 11, 1995 and the

----------

(1) As there were no sales to Varian in these markets, pro forma sales comparisons do not differ from the historical sales comparisons.

(2) In terms of dollars and percentage, comparison of historical sales in this market, from Fiscal 1995 to Fiscal 1994, is not significantly different than the comparison of pro forma sales during the same time periods.

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

EBITDA. On a pro forma basis, EBITDA was $38.0 million for Fiscal 1995, an increase of $2.1 million, or 5.9%, as compared to $35.9 million for Fiscal 1994. The Fiscal 1995 pro forma results reflect certain events which negatively impacted the fourth quarter of Fiscal 1995 operating results:

    * Operations at the Company's Salt Lake City plant were negatively impacted by the announcement that the Company's operations were being relocated to San Carlos, California, and that employees were either being relocated or terminated, and

    * The Company experienced a higher than normal rate of incoming orders and, as a result, commissions earned by certain salespeople and sales representatives upon the receipt of the order increased without a corresponding increase in sales and gross profit.

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

Cash flows provided by operating activities decreased to $11.3 million for the 52-week period ending September 27, 1996 from $14.8 million for the 7 weeks ending September 29, 1995 and $4.1 million for the 45 weeks ending August 11, 1995 due principally to payment of interest on the Company's long term debt. Cash flows provided by operating activities decreased to $4.1 million for the 45 weeks ending August 11, 1995 from $31.4 million in Fiscal 1994 due principally to working capital changes resulting from the Acquisition.

Working capital at September 27, 1996 was $34.6 million as compared to $35.2 million at September 29, 1995. Excluding the impact of taxes, working capital was $38.0 million at September 27, 1996 as compared to $35.2 million at September 29, 1995. This increase of $3.4 million was due to an increase in accounts receivable related to the high volume of shipments in the fourth quarter and an increase in inventory related to the build-up of transition stock during consolidation efforts, offset partially by advanced payments from customers and higher accrued expenses. Reductions in cash during Fiscal 1996 were used to paydown both short term and long term debt and to reduce outstanding accounts payable balances. Working capital, excluding the impact of taxes, decreased from $48.5 million at September 30, 1994 to $35.2 million at September 29, 1995, primarily as a result of the $22.8 million current portion of long term debt resulting from the Acquisition.

Net cash used in investing activities was comprised principally of capital expenditures for property, plant and equipment which amounted to $12.5 million in Fiscal 1996, $6.9 million in Fiscal 1995 and $14.1 million in Fiscal 1994. Investments in property, plant and equipment increased $5.6 million in Fiscal 1996, as compared to Fiscal 1995, primarily as a result of consolidation efforts in the Company's San Carlos and Palo Alto facilities. Investments in property, plant and equipment decreased $7.1 million in Fiscal 1995 as compared to Fiscal 1994 primarily due to the completion of seismic retrofitting of the Company's facilities. In Fiscal 1995, net cash of $196.2 million was used as a result of the Acquisition.

The Company's continuing operations typically do not have large capital requirements. Excluding the one-time improvements made in connection with consolidation activities, which will be completed during Fiscal 1997, expenditures for the purchase of property plant and equipment in Fiscal 1996 would have been $8.7 million. Expenditures for Fiscal 1995 and Fiscal 1994, excluding costs of seismic retrofits, were $6.9 million and $10.7 million, respectively. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements.

During Fiscal 1996, cash used in financing activities related almost entirely to repayments made against the Company's Senior Credit Agreement and during the 7 weeks ended September 29, 1995, cash flow was related almost entirely to the financing raised in connection with the Acquisition. Cash flow from financing activities of the Predecessor consisted entirely of repayment of intercompany funding to Varian during the periods presented. During the 45 weeks ended August 11, 1995, the Company repaid $4.5 million of intercompany funding as compared to $15.4 million in Fiscal 1994.

The Company's primary source of liquidity, other than funds generated from operations or other sources of liquidity, is the $35.0 million revolving credit facility provided by the Senior Credit Agreement. Of this amount, $14.7 million was available for CPI to draw upon as of September 27, 1996. The Senior Credit Agreement does not require CPI, at any time, to exchange any of its floating-rate obligations under the Senior Credit Agreement into fixed-rate obligations.

Management believes that the Company will have adequate capital resources and liquidity to meet its obligations, fund all required capital expenditures and pursue its business strategy for the foreseeable future (and in any event for at least the next twelve months). Such capital resources and liquidity are expected to be available from the Company's cash flow provided by operations and borrowings under CPI's Senior Credit Agreement.

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


COMMUNICATIONS & POWER INDUSTRIES INC.                                                                   Page
                                                                                                         ----
Index to Financial Statements..........................................................................   F-1

Consolidated Balance Sheets as of September 27, 1996 (Successor) and September 29, 1995 (Successor)....   F-5

Consolidated Statements of Operations for the 52-week period ended September 27,
     1996 (Successor), the 7-week period ended September 29, 1995 (Successor), the 45-week period ended August 11, 1995 (Predecessor) and the 52-week
     period ended September 30, 1994 (Predecessor).....................................................   F-6

Consolidated Statements of Stockholders' Equity (Deficit) for the 52-week period ended September 27, 1996 (Successor), the 7-week period ended September 29,
     1995 (Successor), the 45-week period ended August 11, 1995 (Predecessor)
     and the 52-week period ended September 30, 1994
     (Predecessor).....................................................................................   F-7

Consolidated Statements of Cash Flows for the 52-week period ended September 27,
     1996 (Successor), the 7-week period ended September 29, 1995 (Successor), the 45-week period ended August 11, 1995 (Predecessor) and the 52-week
     period ended September 30, 1994 (Predecessor).....................................................   F-8

Notes to the Consolidated Financial Statements.........................................................  F-10

Financial Statement Schedule...........................................................................  F-61

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION                                                    Page
                                                                                                         ----
Consolidated Balance Sheets as of September 27, 1996 (Successor) and September 29, 1995 (Successor)....  F-34

Consolidated Statements of Operations for the 52-week period ended September 27,
     1996 (Successor), the 7-week period ended September 29, 1995 (Successor), the 45-week period ended August 11, 1995 (Predecessor) and the 52-week period ended September 30, 1994 (Predecessor).....................................................  F-35

Consolidated Statements of Stockholders' Equity (Deficit) for the 52-week period ended September 27, 1996 (Successor), the 7-week period ended September 29,
     1995 (Successor), the 45-week period ended August 11, 1995 (Predecessor)
     and the 52-week period ended September 30, 1994
     (Predecessor).....................................................................................  F-36

Consolidated Statements of Cash Flows for the 52-week period ended September 27,
     1996 (Successor), the 7-week period ended September 29, 1995 (Successor), the 45-week period ended August 11, 1995 (Predecessor) and the 52-week period ended September 30, 1994 (Predecessor).....................................................  F-37

Notes to the Consolidated Financial Statements.........................................................  F-39

Financial Statement Schedule...........................................................................  F-62

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with the audit of the financial statements for the 52 weeks ended September 27, 1996, the 7 weeks ended September 29, 1995, the 45 weeks ended August 11, 1995 and the 52 weeks ended September 30, 1994, there were no disagreements with either KPMG Peat Marwick LLP or Coopers & Lybrand, L.L.P. on accounting or financial disclosure.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS OF HOLDING

The following is a table setting forth certain information with respect to the directors and executive officers of Holding. All directors serve for a period of one year or until their successors are duly elected and qualified.



               Name                  Age             Position
Al D. Wilunowski.................    50   Chief Executive Officer,
                                          President and Director
Alvin J. Ferreira................    52   Vice President and Assistant
                                          Secretary
Lynn E. Harvey...................    41   Chief Financial Officer,
                                          Treasurer and Secretary
Chester G. Lob...................    70   Vice President and Assistant
                                          Treasurer
Leonard I. Green.................    63   Director
John G. Danhakl..................    40   Director
Gregory J. Annick................    32   Director

DIRECTORS AND EXECUTIVE OFFICERS OF CPI

The following is a table setting forth certain information with respect to the individuals who are the directors and executive officers of CPI. All directors serve for a period of one year or until their successors are duly elected and qualified.

               Name                  Age             Position
Al D. Wilunowski.................    50   Chief Executive Officer,
                                          President and Director
Joseph Caldarelli................    46   Vice President
James J. Commendatore............    53   Vice President
Alvin J. Ferreira................    52   Vice President
Dennis J. Gleason................    43   Vice President
Lynn E. Harvey...................    41   Chief Financial Officer
H. Frederick Koehler.............    61   Vice President
Chester G. Lob...................    70   Vice President
Armand Staprans..................    65   Vice President
Leonard I. Green.................    63   Director
John G. Danhakl..................    40   Director
Gregory J. Annick................    32   Director

Al D. Wilunowski became Chief Executive Officer, President and a Director of Holding and CPI in August 1995. Mr. Wilunowski was an Executive Vice President of Varian and the Chief Operating Officer of the Predecessor from 1990 until August 1995. Prior to May 1990, Mr. Wilunowski was a Corporate Vice President of Varian and President of the Electron Devices Group since 1989. From 1986 until April 1989, he was General Manager of Varian's Nuclear Magnetic Resonance Instrument business. Mr. Wilunowski has also served as General Manager of three of Varian's Semiconductor Equipment business units. Prior to joining Varian, Mr. Wilunowski was Vice President and General Manager of Searle Analytic, a division of G.D. Searle. Mr. Wilunowski received a B.S.B.A. degree from Northwestern University and an M.B.A. from the University of Chicago.

Joseph Caldarelli became a Vice President of CPI in August 1995. Mr. Caldarelli was Vice President and General Manager for Canada Microwave Products ("CMP"), an operating unit of the Predecessor, from 1985 until August 1995 and has been President and a director of Varian Canada, Inc. from 1992 until August, 1995. From 1982 until 1985, Mr. Caldarelli was Marketing Manager of CMP and served as its Equipment Operations Manager from 1979 until 1982. Prior to joining Varian, Mr. Caldarelli served as Manufacturing Engineering Manager for Medtronic Canada, Inc. Mr. Caldarelli holds a B.S. in Mechanical Engineering from the University of Toronto.

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

Alvin J. Ferreira became a Vice President of CPI and Vice President and Assistant Secretary of Holding in August 1995. Mr. Ferreira was Vice President and General Manager of the Traveling Wave Tubes Products business unit of the Predecessor from 1992 to August 1995. From 1990 until 1992, Mr. Ferreira was Corporate Vice President of Operations for Varian and in 1989 served as manufacturing manager of Varian's Instrument Division. Mr. Ferreira began his career with Varian in 1965 and, between 1965 and 1989, held a number of positions in production.

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

Leonard I. Green has been an executive officer and an equity owner of LGP, a merchant banking firm which manages GEI II, since the formation of LGP and GEI II in 1994 by the principals of Leonard Green & Associates, L.P. ("LGA"). Mr. Green has also been, individually or through a corporation, a partner in LGA, a merchant banking firm, since its inception in 1989. Before forming LGA, Mr. Green had been a partner of Gibbons, Green, van Amerongen for more than five years. Mr. Green is also a director of Foodmaker, Inc., Horace Mann Educators Corp., Carr-Gottstein Foods Co. and Big 5 Holdings, Inc.

John G. Danhakl has been an executive officer and an equity owner of LGP, a merchant banking firm which manages GEI II, since 1995. Mr. Danhakl had previously been a Managing Director at Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and had been with DLJ since 1990. Prior to 1990, Mr. Danhakl was a Vice President at Drexel Burnham Lambert from 1985 to 1990. Mr. Danhakl is also a director of The Arden Group, Inc. and Twin Laboratories, Inc.

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

ITEM 11: EXECUTIVE COMPENSATION

The information set forth in the following table relates to the Chief Executive Officer and President of both Holding and CPI (who formerly served at the Predecessor's Chief Operating Officer) and the next four most highly compensated executive officers of Holding and CPI (collectively, the "Named Executive Officers"for Fiscal 1996 end for the 7-week period ending September 29, 1995. For Fiscal 1994, the compensation shown was paid by Varian and is being provided pursuant to the rules and regulations of the Securities and Exchange Commission.

                                                       SUMMARY COMPENSATION TABLE

                                                              ANNUAL COMPENSATION               LONG TERM COMPENSATION AWARDS
                                                      -------------------------------- ---------------------------------------------
                                                                                                 SECURITIES
                                                                                      RESTRICTED UNDERLYING
             NAME AND                                                     OTHER ANNUAL  STOCK      OPTIONS/    LTIP      ALL OTHER
        PRINCIPAL POSITION                  FISCAL               BONUS($) COMPENSATION AWARDS($)   SARS(#)   PAYOUTS($) COMPENSATION
         WITH THE COMPANY                    YEAR     SALARY($)    (A)         (B)       (C)        (D)        (E)       ($) (F)
----------------------------------------   --------   --------   -------- ------------ --------  ----------- ---------- ------------

         Al D. Wilunowski                   1996(1)   $302,744   $376,591   $ 34,672         --         --   $541,613   $ 17,195
Chief Executive Officer and President       1995(2)     40,754     63,365      2,314         --         --     78,062      2,077
                                            1994(3)    291,594    385,980     18,359   $258,563   $ 30,000    550,785     53,800

         Alvin J. Ferreira                  1996(1)    128,700     55,539      2,756         --         --     69,178      7,528
          Vice President                    1995(2)     17,325     16,066         --         --         --     17,421        932

         Dennis J. Gleason                  1996(1)    127,452    118,993      2,582         --         --     73,368      6,174
          Vice President                    1995(2)     17,157     15,272         --         --         --     17,252        833

        H. Frederick Koehler                1996(1)    129,688     55,587      2,575         --         --     59,343      6,661
          Vice President                    1995(2)     17,458     10,013         --         --         --     17,555        980

          Armand Staprans                   1996(1)    128,654    107,842      2,826         --         --     74,060     10,899
           Vice President                   1995(2)     17,318     16,448         --         --         --     17,415      1,086

            1 COMPANY (52-weeks ending September 27, 1996):

            2 COMPANY (7-weeks ending September 29, 1995):

            3 PREDECESSOR (paid by Varian)

          (a) Consists of awards paid in Fiscal 1997 under CPI's Management Incentive Plan for Fiscal 1996. Data for the 7-week period ending September 29, 1995 represents the amount paid by the Company relating to the Varian plan for Fiscal 1995. Data for Fiscal 1994 includes Varian's Management Incentive Plan and Cash Profit-Sharing Plan allocations.

          (b) Consists of amounts reimbursed for the payment of taxes on certain perquisites and personal benefits.

          (c) 1994 grants consist of two separate grants, one in November 1993 before Varian established a performance-based measure (return on equity) for restricted stock grants, and a performance-based grant in November 1994 based on Varian's actual return on equity in Fiscal 1994. The November 1994 grant was made in Fiscal 1995, but was reported by Varian above for Fiscal 1994 as compensation relating to services rendered in that year. Reflects the value of Varian restricted stock awards granted during the year. Restrictions relating to such Varian stock lapsed upon consummation of the Acquisition.

          (d) All grants were of options to purchase Varian common stock under Varian's Omnibus Stock Plan. Unvested options became vested upon consummation of the Acquisition. No stock appreciation rights were granted. The shares reported are adjusted to reflect Varian's 2-for-1 stock split in March 1994.

(e) Consists of cash payouts (1) in Fiscal 1997 under the long-term incentive feature of CPI's Management Incentive Plan for a two year period ended Fiscal 1996; (2) in Fiscal 1996 under the long-term incentive feature of Varian's Omnibus Stock Plan for a three-year period ended with Fiscal 1995, paid by the Company for the 7-weeks ended September 29, 1995; (3) in Fiscal 1995 under the long-term incentive feature of Varian's Omnibus Stock Plan for a three-year period ended with Fiscal 1994.

(f) Consists of CPI paid premiums for group life insurance for Fiscal 1996 and, for Fiscal 1994, Varian contributions (including interest) of $52,579 to Varian's Retirement and Profit-Sharing Program and Supplemental Retirement Plan accounts and Varian-paid premiums for group term life insurance of $1,221.

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

THE HOLDING EQUITY PLAN

The Named Executive Officer and certain of Holding's and CPI's other executive officers are participants in Holding's 1995 Management Equity Plan (the "Holding Equity Plan"). Under the Holding Equity Plan, participants may purchase shares of Holding Common Stock ("Management Shares") at a price determined by Holding's board of directors to be the fair market value of such Holding Common Stock on the date the participant executes an agreement to purchase the shares. Holding had reserved a total of 50,000 shares of Holding Common Stock for issuance under the Holding Equity Plan, 45,870 of which were issued to the Company's Chief Executive Officer, certain executive officers and key employees in Fiscal 1995 and none in Fiscal 1996.

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

LGP is investment adviser to, and an affiliate of the general partner of, GEI II, which holds approximately 71.8% of the outstanding shares of Holding. Holding, in turn, owns all of the outstanding shares of common stock of CPI. Messrs. Green, Danhakl and Annick, who are directors of Holding and CPI, are also stockholders of the general partner of LGP. See "Directors and Executive Officers." In connection with the Acquisition, Holding and CPI entered into a Management Services Agreement with LGP pursuant to which LGP will receive an annual fee of approximately $362,000 plus reasonable expenses for providing management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analysis, negotiating and structuring financing, and exploring, negotiating and arranging expansion and capital market opportunities, in the future. The Management Services Agreement has a term of up to twelve years. Holding and CPI believe that the contacts and expertise provided by LGP in these areas enhance the Company's opportunities and management's expertise in these matters and that the fees to be paid to LGP fairly reflect the value of the services provided by LGP. In Fiscal 1996, LGP received $397,000 pursuant to the terms of the Management Service Agreement. In addition to an annual fee for such management consulting services, the Management Services Agreement provides that LGP may receive reasonable and customary fees and expenses from time to time for providing financial advisory and investment banking services in connection with major financial transactions that may be undertaken in the future. The Senior Credit Agreement and the indenture governing the Notes (the "Indenture") also include certain provisions regarding approval of affiliate transactions.

COMPENSATION OF DIRECTORS

Individuals who are officers of Holding and CPI, as well as Messrs. Green, Danhakl and Annick, will not receive any compensation directly for their service on Holding's and CPI's Boards of Directors. Holding and CPI have entered into a management services agreement pursuant to which LGP will receive an annual fee plus reasonable expenses for providing management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analyses, negotiating and structuring financing and exploring expansion opportunities, in the future. See "ITEM 13 - Certain Relationships and Related Transactions." It is anticipated that other directors, if any, will receive customary fees for service on Holding's and CPI's respective Boards of Directors.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT All of CPI's common stock is owned by Holding. The following table sets forth, as of December 20, 1996, certain information with respect to the beneficial ownership of Holding Common Stock by (i) each person known by Holding to own beneficially 5% or more of the outstanding shares of Holding Common Stock, (ii) each director of Holding and CPI, (iii) the person named in the summary compensation table, and (iv) all executive officers and directors as a group.

                                                                                          Percent of
                                                              Amount and Nature of    Shares Outstanding
Name and Address of Beneficial Owner (a)                      Beneficial Ownership
------------------------------------------------------------ ---------------------------------------------
Green Equity Investors II, L.P.(b)............................         143,630                71.82%
333 S. Grand Avenue, Suite 5400
Los Angeles, California 90071

Leonard I. Green(b)...........................................         143,630                71.82%
333 S. Grand Avenue, Suite 5400
Los Angeles, California 90071

John G. Danhakl(b)............................................         143,630                71.82%
333 S. Grand Avenue, Suite 5400
Los Angeles, California 90071

Gregory J. Annick(b)..........................................         143,630                71.82%
333 S. Grand Avenue, Suite 5400
Los Angeles, California 90071

Al D. Wilunowski (c)..........................................          21,400                10.70%
607 Hansen Way
Palo Alto, California 94304

Alvin J. Ferreira.............................................           2,500                 1.25%

Dennis J. Gleason.............................................           2,000                 1.00%

H. Frederick Hoehler(d).......................................           3,000                 1.50%

Armand Staprans...............................................           2,500                 1.25%

Directors  and  Executive  Officers as a group (12 persons)(b)         182,080                91.04%

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

(c) Includes 400 shares originally acquired by Mr. Wilunowski and subsequently transferred to his child.

(d) Includes 800 shares originally acquired by Mr. Koehler and subsequently transferred to his children.

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreements

LGP is investment adviser to, and an affiliate of the general partner of, GEI II, which holds approximately 71.8% of the outstanding shares of Holding. Holding, in turn, owns all of the outstanding shares of common stock of CPI. Messrs. Green, Danhakl and Annick, who are directors of Holding and CPI, are also stockholders of the general partner of LGP. In connection with the Acquisition, Holding and CPI entered into a Management Services Agreement with LGP pursuant to which LGP will receive an annual fee of approximately $362,000 plus reasonable expenses for providing management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analysis, negotiating and structuring financing, and exploring, negotiating and arranging expansion and capital market opportunities, in the future. The Management Services Agreement has a term of up to twelve years. Holding and CPI believe that the contacts and expertise provided by LGP in these areas enhance the Company's opportunities and management's expertise in these matters and that the fees to be paid to LGP fairly reflect the value of the services provided by LGP. In Fiscal 1996, LGP received $397,000 pursuant to the terms of the Management Services Agreement. In addition to an annual fee for such management consulting services, the Management Services Agreement provides that LGP may receive reasonable and customary fees and expenses from time to time for providing financial advisory and investment banking services in connection with major financial transactions that may be undertaken in the future. The Senior Credit Agreement and the Indenture also include certain provisions regarding approval of affiliate transactions.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

(a)  Financial Statement Schedule of CPI and Holding

     Schedule II - Valuation and Qualifying Accounts

(b)  Reports on Form 8-K

     None.

(c)  Schedule of Exhibits

Exhibit No.                                     Description
-----------                                     -----------

2.1(1) Stock Sale Agreement between CPI (as successor by merger to CPII Acquisition Corp., then known as Communications & Power Industries Holding Corporation) and Varian dated as of June 9 ,1995.

2.2(1) First Amendment to Stock Sale Agreement among Holding, CPI (as successor by merger to CPII Acquisition) and Varian dated as of August 11, 1995.

2.3(1) Second Amendment to Stock Sale Agreement among Holding, CPI (as successor by merger to CPII Acquisition) and Varian dated as of August 11, 1995.

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

4.3(1)        Form of Notes (included in Exhibit 4.1, Exhibit A).

4.4(1) Form of Indenture between CPI and Shawmut Bank Connecticut, National Association, relating to the Exchange Notes.

4.5(1)        Form of Exchange Note (included in Exhibit 4.5, Exhibit A).

Exhibit No.                                     Description
-----------                                     -----------

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

10.14(1) Sublease (Portion of Building 2 Located on Unit 5, Palo Alto) dated as of August 10, 1995 between Varian Realty Inc. and CPI.

Exhibit No.                                     Description
-----------                                     -----------

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

10.28(1) Stock Subscription Agreement among Holding, CPII Acquisition Corp. and GEI II dated as of August 11, 1995.

Exhibit No.                                     Description
-----------                                     -----------

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

21(1)         Subsidiaries of CPI and Holding.

27            Financial Data Schedule
--------------

(1) Incorporated by reference to CPI's Registration Statement on Form S-1 (Registration No. 33-96858), filed on September 12, 1995.

(2) Incorporated by reference to Amendment No.3 to CPI's Registration Statement on Form S-1 (Registration No.33-96858), filed on November 9, 1995.

(3) Incorporated by reference to Amendment No.1 to CPI's Registration Statement on Form S-1 (Registration Statement No.33-96858), filed on October 25, 1995.

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

                                        COMMUNICATIONS & POWER INDUSTRIES, INC.

                                        By:         /s/ Al D. Wilunowski
                                           -------------------------------------
                                                      Al D. Wilunowski
                                           Chief Executive Officer and President
                                                  Date: December 20, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                                         Title                                        Date
         ---------                                         -----                                        ----
   /s/ Leonard I. Green                                   Director                                    12-20-96
----------------------------                                                                     -------------------

    /s/ John G. Danhakl                                   Director                                    12-20-96
----------------------------                                                                     -------------------

   /s/ Gregory J. Annick                                  Director                                    12-20-96
----------------------------                                                                     -------------------

                                     Chief Financial Officer, Treasurer and Secretary
    /s/ Lynn E. Harvey                  (Principal Financial and Accounting Officer)                  12-20-96
----------------------------                                                                     -------------------

                                      Director, Chief Executive Officer and President
   /s/ Al D. Wilunowski                        (Principal Executive Officer)                          12-20-96
----------------------------                                                                     -------------------

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

                                       COMMUNICATIONS & POWER INDUSTRIES HOLDING
                                       CORPORATION

                                       By:         /s/ Al D. Wilunowski
                                          -------------------------------------
                                                     Al D. Wilunowski
                                          Chief Executive Officer and President
                                                 Date: December 20, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                                         Title                                        Date
         ---------                                         -----                                        ----
   /s/ Leonard I. Green                                   Director                                    12-20-96
----------------------------                                                                     -------------------

    /s/ John G. Danhakl                                   Director                                    12-20-96
----------------------------                                                                     -------------------

   /s/ Gregory J. Annick                                  Director                                    12-20-96
----------------------------                                                                     -------------------

                                     Chief Financial Officer, Treasurer and Secretary
    /s/ Lynn E. Harvey                  (Principal Financial and Accounting Officer)                  12-20-96
----------------------------                                                                     -------------------

                                      Director, Chief Executive Officer and President
   /s/ Al D. Wilunowski                        (Principal Executive Officer)                          12-20-96
----------------------------                                                                     -------------------

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

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)


                          INDEX TO FINANCIAL STATEMENTS


                     COMMUNICATIONS & POWER INDUSTRIES, INC.

                                                                                                             Page
Independent Auditor's Report..............................................................................    F-3

Consolidated Balance Sheets as of September 27, 1996 (Successor) and September 29, 1995
     (Successor)..........................................................................................    F-5

Consolidated Statements of Operations for the 52-week period ended September 27,
     1996 (Successor), the 7-week period ended September 29, 1995 (Successor), the 45-week period ended August 11, 1995 (Predecessor) and the 52-week
     period ended September 30, 1994 (Predecessor) .......................................................    F-6

Consolidated Statements of Stockholders' Equity (Deficit) for the 52-week period ended September 27, 1996 (Successor), the 7-week period ended September 29,
     1995 (Successor), the 45-week period ended August 11, 1995 (Predecessor)
     and the 52-week period ended September 30, 1994 (Predecessor)........................................    F-7

Consolidated Statements of Cash Flows for the 52-week period ended September 27,
     1996 (Successor), the 7-week period ended September 29, 1995 (Successor), the 45-week period ended August 11, 1995 (Predecessor) and the 52-week
     period ended September 30, 1994 (Predecessor)........................................................    F-8

Notes to the Consolidated Financial Statements ...........................................................   F-10


              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION


Independent Auditor's Report.............................................................................F-32

Consolidated Balance Sheets as of September 27, 1996 (Successor) and September 29, 1995
     (Successor).........................................................................................F-34

Consolidated Statements of Operations for the 52-week period ended September 27,
     1996 (Successor), the 7-week period ended September 29, 1995 (Successor), the 45-week period ended August 11, 1995 (Predecessor) and the 52-week period ended September 30, 1994 (Predecessor).......................................................F-35

Consolidated Statements of Stockholders' Equity (Deficit) for the 52-week period ended September 27, 1996 (Successor), the 7-week period ended September 29,
     1995 (Successor), the 45-week period ended August 11, 1995 (Predecessor)
     and the 52-week period ended September 30, 1994 (Predecessor).......................................F-36

Consolidated Statements of Cash Flows for the 52-week period ended September 27,
     1996 (Successor), the 7-week period ended September 29, 1995 (Successor), the 45-week period ended August 11, 1995 (Predecessor) and the 52-week period ended September 30, 1994 (Predecessor).......................................................F-37

Notes to the Consolidated Financial Statements...........................................................F-39

                                  FINANCIAL STATEMENT SCHEDULES

Communications & Power Industries, Inc...................................................................F-61

Communications & Power Industries Holding Corporation....................................................F-62


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries

                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)



                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
Communications & Power Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Communications & Power Industries, Inc. (a wholly owned subsidiary of Communications & Power Industries Holding Corporation) and subsidiaries ( "CPI" or the "Successor") as of September 27, 1996 and September 29, 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the 52-week period ended September 27, 1996 and the 7-week period ended September 29, 1995. We have also audited the related consolidated statements of operations, stockholders' equity, and cash flows of CPI's predecessor, the Electron Devices Business of Varian Associates, Inc. (the "Predecessor") for the 45-week period ended August 11, 1995. In connection with our audits of the consolidated financial statements for the periods indicated above, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of CPI's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

As described in the notes to the consolidated financial statements, CPI acquired assets and assumed liabilities on August 11, 1995 in a transaction that was accounted for as a purchase. Accordingly, the consolidated financial statements of the Successor are presented on a different cost basis than the consolidated financial statements of the Predecessor and, therefore, are not comparable.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Communications & Power Industries, Inc. and subsidiaries as of September 27, 1996 and September 29, 1995, the results of their operations and their cash flows for the 52-week period ended September 27, 1996 and the 7-week period ended September 29, 1995, and the results of operations and cash flows of the Electron Devices Business of Varian Associates, Inc. for the 45-week period ended August 11, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                        s/KPMG Peat Marwick, LLP

San Jose, California
November 22, 1996


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries

                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)



                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Communications & Power Industries, Inc.:


We have audited the accompanying statements of operations, stockholders' equity and cash flows of the Electron Devices Business, a segment of Varian Associates, Inc. (excluding the segment's Tempe, Arizona operations) (the "Predecessor") for fiscal year ended of September 30, 1994. In connection with our audit of the consolidated financial statements for the year indicated above, we have also audited the financial statement schedule as listed in the accompanying index. These financial statements are the responsibility of CPI's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the the results of the Predecessor's operations and its cash flows for the fiscal year ended September 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                      s/Coopers & Lybrand, L.L.P



San Jose, California
April 30, 1995


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries

                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)



                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                                                   September 27,    September 29,
                            ASSETS                                                     1996             1995
                            ------                                                   ---------        ---------
CURRENT ASSETS
    Cash and cash equivalents                                                        $   1,753            8,267
    Accounts receivable, net                                                            50,380           44,743
    Inventories                                                                         46,471           44,765
    Deferred taxes                                                                       7,109             --
    Other current assets                                                                 2,133            2,566
                                                                                     ---------        ---------
       Total current assets                                                            107,846          100,341
Property, plant, and equipment, net                                                     79,873           74,071
Goodwill, net                                                                           25,203           26,098
Debt issue costs, net                                                                    9,651           11,371
Deferred taxes                                                                           5,569            2,969
Other assets                                                                              --                 52
                                                                                     ---------        ---------
       Total assets                                                                  $ 228,142          214,902
                                                                                     =========        =========

LIABILITIES, SENIOR REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Revolving credit facility                                                        $  17,000           19,600
    Accounts payable - trade                                                            10,527           16,474
    Accrued expenses                                                                    22,371           19,786
    Product warranty                                                                     4,327            4,690
    Current portion of term loans                                                        3,950            3,200
    Income taxes payable                                                                10,560             --
    Advance payments from customers                                                      4,535            1,387
                                                                                     ---------        ---------
       Total current liabilities                                                        73,270           65,137
Senior term loans                                                                       35,650           38,800
Senior subordinated notes                                                              100,000          100,000
Deferred taxes                                                                            --                 43
                                                                                     ---------        ---------
       Total liabilities                                                               208,920          203,980
                                                                                     ---------        ---------
SENIOR REDEEMABLE PREFERRED STOCK ($.01 par value, 325,000 shares authorized;
    171,482 and 150,000 shares issued and outstanding as of
    1996 and 1995, respectively, liquidation preference $100 per share)                 14,822           12,460
                                                                                     ---------        ---------
Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT):
    Junior Preferred Stock ($.01 par value, 525,000 shares authorized; 114,321 and 100,000 shares issued and outstanding as of 1996
       and 1995, respectively, liquidation preference $100 per share)                        1                1
    Common stock ($.01 par value, 400,000 shares authorized; 1 share
       issued and outstanding as of 1996 and 1995)                                        --               --
    Additional paid-in capital                                                          30,521           29,088
    Accumulated deficit                                                                (25,080)         (29,627)
    Stockholder loans                                                                   (1,042)          (1,000)
                                                                                     ---------        ---------
       Net stockholders' equity (deficit)                                                4,400           (1,538)
                                                                                     ---------        ---------
       Total liabilities, senior redeemable preferred stock and
         stockholders' equity                                                        $ 228,142          214,902
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


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                    Successor                        Predecessor
                                          ------------------------------     -----------------------------
                                            52-Week           7-Week           45-Week         52-Week
                                          period ended     period ended      period ended    period ended
                                          September 27,    September 29,      August 11,     September 30,
                                              1996             1995              1995            1994
                                          ------------------------------     ------------    -------------
Sales                                       $257,449           36,398           214,677          246,890

Cost of sales                                184,482           27,634           160,156          186,996
                                            --------         --------         ---------        ---------
Gross Profit                                  72,967            8,764            54,521           59,894
                                            --------         --------         ---------        ---------
Operating costs and expenses:
     Research and development                  8,308            1,198             7,429            7,619

     Marketing                                19,886            2,763            17,506           19,476

     General and administrative               15,468            3,250            19,725           17,380

     Write-off of acquired in-process
          research and development               --            31,363              --                --
                                            --------         --------         ---------        ---------
Total operating costs and expenses            43,662           38,574            44,660           44,475
                                            --------         --------         ---------        ---------
Operating income (loss)                       29,305          (29,810)            9,861           15,419

Interest expense                              18,894            2,497               --               --
                                            --------         --------         ---------        ---------
Earnings (loss) before taxes                  10,411          (32,307)            9,861           15,419

Income tax expense (benefit)                   2,068           (2,709)            3,649            5,859
                                            --------         --------         ---------        ---------
Net earnings (loss)                            8,343          (29,598)            6,212            9,560

Preferred dividends:
    Senior Redeemable Preferred Stock          2,148              --                --               --
    Junior Preferred Stock                     1,432              --                --               --
                                            --------         --------         ---------        ---------
Net earnings (loss) attributable
    to Common Stock                           $4,763          (29,598)            6,212            9,560
                                            ========         ========         =========        =========




See accompanying notes to the consolidated financial statements.



                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)


                                                      Junior              Additional
                                                     Preferred   Common     Paid-in    Accumulated
                                                       Stock      Stock     Capital      Deficit
                                                     ---------   ------   ----------   -----------
PREDECESSOR:
     Balances, October 1, 1993                       $    --        --         --            --
          Net repayments to Varian
          Net earnings
                                                     --------    ------    -------      --------
     Balances, September 30, 1994                         --        --         --            --
          Net repayments to Varian
          Net earnings
                                                     --------    ------    -------      --------
     Balances, August 11, 1995                            --        --         --            --

SUCCESSOR:
     Elimination of business equity
     Issuance of stock in connection
       with the Acquisition:
         10,500 shares of common stock
          of Holding issued in connection
          with the issuance of the Senior
          Redeemable Preferred Stock                                         1,050
         Issuance of 100,000 shares
          of Junior Preferred Stock                         1                9,999
          Less issue costs                                                    (654)
         Issuance of 1 share of
          Common stock to Holding                                           20,000
          Less issue costs                                                  (1,307)
          Less stockholder loans
     Amortization of discount and
       issue costs on Senior
       Redeemable Preferred Stock                                                            (29)
     Net loss for the period from
       August 12, 1995 through
       September 29, 1995                                                                (29,598)
                                                     --------    ------    -------      --------
     Balances, September 29, 1995                           1       --      29,088       (29,627)


     Amortization of discount and issue costs
       on Senior Redeemable Preferred Stock                                                 (214)
     Payment of dividends on Senior Preferred Stock                                       (2,149)
     Payment of dividends on Junior Preferred Stock                          1,433        (1,433)
     Net earnings                                                                          8,343
     Repayment of stockholder loans
     Interest accrued on stockholder loans
                                                     --------    ------    -------      --------
     Balances,
       September 27, 1996                            $      1       --      30,521       (25,080)
                                                     ========    ======    =======      ========


                                                                                      Total
                                                                                  Stockholders'
                                                        Stockholder    Business      Equity
                                                           Loans        Equity      (deficit)
                                                        -----------    --------   -------------
PREDECESSOR:
     Balances, October 1, 1993                                --        125,657      125,657
          Net repayments to Varian                                      (15,363)     (15,363)
          Net earnings                                                    9,560        9,560
                                                         --------      -------      --------
     Balances, September 30, 1994                             --        119,854      119,854
          Net repayments to Varian                                       (4,475)      (4,475)
          Net earnings                                                    6,212        6,212
                                                         --------      -------      --------
     Balances, August 11, 1995                                --        121,591      121,591

SUCCESSOR:
     Elimination of business equity                                    (121,591)    (121,591)
     Issuance of stock in connection
       with the Acquisition:
         10,500 shares of common stock
          of Holding issued in connection
          with the issuance of the Senior
          Redeemable Preferred Stock                                                   1,050
         Issuance of 100,000 shares
          of Junior Preferred Stock
          Less issue costs                                                             9,346
         Issuance of 1 share of
          Common stock to Holding
          Less issue costs
          Less stockholder loans                           (1,000)                    17,693
     Amortization of discount and
       issue costs on Senior
       Redeemable Preferred Stock                                                        (29)
     Net loss for the period from
       August 12, 1995 through
       September 29, 1995                                                            (29,598)
                                                         --------      -------      --------
     Balances, September 29, 1995                          (1,000)         --         (1,538)


     Amortization of discount and issue costs
       on Senior Redeemable Preferred Stock                                             (214)
     Payment of dividends on Senior Preferred Stock                                   (2,149)
     Payment of dividends on Junior Preferred Stock                                      --
     Net earnings                                                                      8,343
     Repayment of stockholder loans                            25                         25
     Interest accrued on stockholder loans                    (67)                       (67)
                                                         --------      -------      --------
     Balances,
       September 27, 1996                                  (1,042)         --          4,400
                                                         ========      =======      ========



See accompanying notes to the consolidated financial statements



                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            Successor                     Predecessor
                                                                  -----------------------------   -----------------------------
                                                                     52-Week         7-Week          45-Week         52-Week
                                                                  period ended    period ended    period ended    period ended
                                                                  September 27,   September 29,     August 11,    September 30,
                                                                      1996            1995            1995            1994
                                                                  -------------   -------------   ------------    -------------
OPERATING ACTIVITIES
         Net cash provided by operating activities                  $ 11,290          14,823           4,083          31,351
                                                                    --------        --------        --------        --------
INVESTING ACTIVITIES
         Purchase of businesses, net of cash acquired                   --          (196,200)           --               250
         Proceeds from sale of
              property, plant and equipment                             --              --              --               655
         Purchase of property, plant, and equipment                  (12,472)           (880)         (6,063)        (14,813)
         Property, plant and equipment transfers out                    --              --              --               106
         (Increase) decrease in other non current assets                (114)            (27)            742             911
                                                                    --------        --------        --------        --------
         Net cash used in investing activities                       (12,586)       (197,107)         (5,321)        (12,891)
                                                                    --------        --------        --------        --------
FINANCING ACTIVITIES
         Repayment of intercompany funding to Varian                    --              --            (4,475)        (15,363)
         Net (Repayments)/Proceeds from revolving credit
              facility                                                (2,600)         19,600            --              --
         Net (Repayments)/Proceeds from the issuance of debt:
              Senior term loans                                       (2,400)         42,000            --              --
              Senior subordinated notes                                 --           100,000            --              --
              Debt issue costs                                          (243)        (11,570)           --              --
         (Repayments)/Proceeds from the sale of stock:
              Senior Redeemable Preferred Stock                         --            15,000            --              --
              Junior Preferred Stock                                    --            10,000            --              --
              Common stock                                              --            20,000            --              --
              Common and preferred stock issue costs                    --            (3,479)
              Stockholder loans                                           25          (1,000)           --              --
                                                                    --------        --------        --------        --------
         Net cash provided by (used in) financing activities          (5,218)        190,551          (4,475)        (15,363)
                                                                    --------        --------        --------        --------

NET INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS                                        (6,514)          8,267          (5,713)          3,097
Cash and cash equivalents at beginning of period                       8,267            --             5,713           2,616
                                                                    --------        --------        --------        --------

Cash and cash equivalents at end of period                          $  1,753           8,267            --             5,713
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


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)


                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (in thousands)

                                                                       Successor                             Predecessor
                                                         ------------------------------------      --------------------------------
                                                           52-Week               7-Week              45-Week            52-Week
                                                         period ended         period ended         period ended       period ended
                                                         September 27,        September 29,         August 11,        September 30,
                                                            1996                  1995                1995                1994
                                                            ----                  ----                ----                ----
DETAIL OF NET CASH PROVIDED
     BY OPERATING ACTIVITIES
Net earnings (loss)                                      $ 8,343                (29,598)              6,212               9,560
Adjustments to reconcile net earnings (loss) to
     net cash provided by operating activities:
         Write-off of acquired in-process
              research and development                      --                   31,363                --                  --
         Depreciation                                      6,670                    803              10,999              12,191
         Amortization of deferred debt issue costs         1,962                    199                --                  --
         Amortization of intangibles                       1,061                    138                 166                 204
         Deferred taxes - current                         (7,109)                  --                11,897                 492
         Deferred taxes - long-term                       (2,643)                (2,926)             (5,171)               (747)
         Interest accrued on stockholder loans               (67)
         Loss from sale of assets                           --                     --                  --                   165
         Changes in operating assets and liabilities:
              Accounts receivable                         (5,637)                (7,977)              3,051               3,413
              Inventories                                 (1,706)                 4,581              (6,109)              7,240
              Other current assets                           433                      7              (1,592)               (247)
              Accounts payable - trade                    (5,947)                 9,843                 462                (551)
              Accrued expenses                             2,585                  9,024             (13,716)               (252)
              Product warranty                              (363)                    95                 (40)               (537)
              Income tax payable                          10,560                   --                  --                  --
              Advance payments from customers              3,148                   (729)             (2,076)                420
                                                         -------                -------              ------              ------
Net cash provided by operating activities                $11,290                 14,823               4,083              31,351
                                                         =======                =======              ======              ======




See accompanying notes to the consolidated financial statements.


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries

         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Background and the Acquisition

Prior to August 11, 1995, Communication and Power Industries Inc.'s ("CPI" or "Successor") operations were the principal operations of the Electron Devices Business (the "Predecessor"), a segment of Varian Associates, Inc. ("Varian"), excluding the Tempe, Arizona operations. The Predecessor consisted of substantially all of the assets of Varian and its affiliates that were used primarily in developing, manufacturing and distributing microwave and power grid vacuum electronic devices, microwave amplifiers, modulators and various other power supply equipment and devices. On August 11, 1995, CPI acquired these assets (the "Acquisition") from Varian and was then merged with a wholly owned subsidiary of Communications & Power Industries Holding Corporation ("Holding"), a corporation newly formed by a group of investors, including management of Holding and CPI. References to CPI or its business for periods prior to August 11, 1995 shall be references to the Predecessor and its business, unless the context otherwise requires.

A summary of the assets acquired and liabilities assumed at their fair values is as follows (in thousands):

ASSETS ACQUIRED:
     Accounts receivable                            36,766
     Inventories                                    49,346
     Other current assets                            2,573
     Property, plant and equipment                  73,994
     Goodwill                                       26,235
     Other assets                                       27
                                              ------------
        Total assets acquired                      188,941

                                              ------------
LIABILITIES ASSUMED:

     Accounts payable - trade                        6,631
     Accrued expenses                               10,762
     Advance payments from customers                 2,116
     Product warranty                                4,595
                                              ------------
        Total liabilities assumed                   24,104

                                              ------------
Purchase price allocated to in-process
     research and development                       31,363

                                              ============
        Purchase price paid to Varian              196,200
                                              ============


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

A summary of the Acquisition financing was as follows (in thousands):

     Bank borrowings                                 9,200
     Senior term loans                              42,000
     Senior subordinated debt                      100,000
     Senior Redeemable Preferred Stock               15,000
     Junior Preferred Stock                          10,000
     Holding common stock                            20,000
                                              -------------
                                                    196,200
                                              =============


The accompanying consolidated financial statements include the results of the Predecessor for the 45-week period ended August 11, 1995 and for the 52-week period ended September 30, 1994. The accompanying consolidated financial statements for the 52-week period ended September 27, 1996 and the 7-week period ended September 29, 1995 include the results of CPI and its direct and indirect wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, significant intercompany balances and transactions within the Predecessor have been eliminated.

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


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries

         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



                  Goodwill

The excess of the purchase price over the fair value of the net assets acquired is classified as goodwill and is being amortized over its estimated useful life of 25 years on a straight-line basis. In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121, which the Company adopted in Fiscal Year 1996, requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. CPI periodically evaluates the ongoing profitability of the business to determine if impairment in the value of this asset has occurred.

                  Warranty

CPI's products are generally warranted for a variety of periods, typically one to five years or a predetermined product usage life. Estimated future costs of repair, replacement or customer accommodations are reflected in the accompanying consolidated financial statements.

                  Environmental Liabilities

Liabilities for environmental expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. There were no environmental liabilities established by CPI during the 52-week period ended September 27, 1996 or the 7-week period ended September 29, 1995. Environmental costs of the Predecessor were accumulated at the corporate level within Varian and charged to the Predecessor through corporate allocations. In connection with the Acquisition, Varian retained the environmental liabilities of the Predecessor existing as of the closing date at the Predecessor's facilities.

                  Deferred Debt Issue Costs

Costs incurred related to the issuance of CPI's long-term debt and other credit facilities are capitalized and amortized over the estimated time the obligations are expected to be outstanding using the effective interest method. The amortization period used for the deferred costs associated with the revolving credit facility, the Senior Term Loans, and the Senior Subordinated Notes is 3 years, 7 years and 10 years, respectively.

                  Senior Redeemable Preferred Stock

CPI's Senior Redeemable Preferred Stock was issued in units with an aggregate of 10,500 shares of common stock of Holding. The fair value of the shares of Holding's common stock issued, and the issue costs associated with the issuance of the Senior Redeemable Preferred Stock, have been reflected as a reduction of the Senior Redeemable Preferred Stock issued and is being amortized via a charge to retained earnings over the period until mandatory redemption, 12 years, using the effective interest method.


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

                  Supplemental Cash Flow Information

For the 52-week period ended September 27, 1996, cash was paid for interest and taxes in the amount of $16,932,000 and $524,000, respectively. There were no interest payments or taxes paid during the 7-week period ended September 29, 1995, nor were there any cash payments made for interest or taxes by the Predecessor (all cash payments relating to such matters were made by Varian) during the period presented. Non-cash financing during the 52-week period ended September 27, 1996 included the payment of preferred dividends by CPI on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 21,482 additional shares of its Senior Redeemable Preferred Stock and 14,321 shares of its Junior Preferred Stock, respectively. No dividends were issued during the 7-week period ended September 29, 1995. Amortization of discount and issue costs on the Senior Redeemable Preferred Stock was $214,000 and $29,000 during the 52-week period ending September 27, 1996 and the 7-week period ended September 29, 1995, repectively.

                  Revenue Recognition

Sales and related cost of sales are recognized primarily upon shipment of products. Sales and related cost of sales under long-term contracts to commercial customers and the U.S. government are recognized primarily as units are delivered.

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

Defense-related applications such as certain radar, electronic countermeasures and military communications constitute a significant portion of CPI's sales. The U.S. defense budget has been declining since the mid-1980s. Although management believes that CPI has successfully responded to shrinking defense budgets by refocusing its operations on commercial and other non-defense applications, a significant further decline in U.S. or global military spending could have a material adverse effect on CPI's sales and earnings. Additionally, companies engaged in supplying defense-related equipment and services to government agencies are subject to certain business risks, including the ability of the U.S. government to suspend them from receiving new contracts or to terminate existing contracts for the U.S. government's convenience or for the default of the contractor. In addition, the U.S. government could terminate contracts due to insufficient or terminated congressional appropriations. CPI's contracts with foreign governmental defense agencies are subject to similar limitations and risks as those encountered with U.S. government contracts.

CPI believes that both its customer and industry base is well diversified, however, changes in the marketplace of any of the above named industries may significantly affect management's estimates and CPI's performance.

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

                  Foreign Currency Translation

The functional currency of the CPI's foreign subsidiaries is the U.S. dollar. Accordingly, assets and liabilities of subsidiaries outside of the United States representing cash, inventory and amounts receivable or payable are translated into U.S. dollars at the exchange rates in effect at year-end. Other accounts including property, plant and equipment are translated at historical exchange rates, which for assets acquired in connection with the Acquisition represent the rate as of August 11,


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries

         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



1995. Revenue and expense items are translated at effective rates of exchange prevailing during each year, except that depreciation is expensed at historical exchange rates.

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

During the 52-week period ended September 27, 1996, CPI entered into one foreign exchange contract for 2,998,600 German Marks which is related to a specific customer order. Gains or losses on this contract will be recorded consistent with the hedged transaction. During the 7-week period ended September 29, 1995, CPI did not enter into foreign exchange contracts.

The aggregate translation and exchange gains and losses was $296,000 loss for the 52-week period ending September 27, 1996.

                  Fair Value of Financial Instruments

Financial instruments consist of accounts receivable, accounts payable and debt. The carrying value of CPI's accounts receivable, accounts payable and debt obligations approximate their fair values which, for debt, is based upon current rates available to CPI for debt of the same maturities.

                  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

         Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts of $0.2 million as of September 27, 1996 and September 29, 1995.


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries

         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



         INVENTORIES

Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:

                                            Fiscal Year
   (Dollars in thousands)             1996               1995
                                  -------------------------------
Raw materials and parts                  33,648            30,369
Work in process                           9,277             8,220
Finished goods                            3,546             6,176
                                  -------------       -----------
     Total inventories                   46,471            44,765
                                  =============       ===========


In connection with the acquisition, CPI recorded inventory purchased at its estimated fair value, which was $4.1 million in excess of the historical cost to the Predecessor. Of this amount, none of the finished goods remains on the balance sheet as of September 27, 1996 and approximately $1.7 million of finished goods remained on the consolidated balance sheet as of September 29, 1995.

         PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at historical cost, which, for the Successor, represents the fair value at the date of Acquisition. Major improvements are capitalized, while maintenance and repairs are expensed currently. Plant and equipment are depreciated over their estimated useful lives using the straight line method for financial reporting purposes and accelerated methods for tax purposes. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is less.


                       COMMUNICATIONS & POWER INDUSTRIES
                                and subsidiaries

                        VALUATION AND QUALIFYING ACCOUNTS
                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries

         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated useful lives of property, plant, and equipment are:

                   Land leaseholds                Life of the lease
                   Buildings                           40 years
                   Machinery and equipment           3 to 7 years

The main components of property, plant, and equipment are as follows:

                                                Fiscal Year
                                         ------------------------
           (Dollars in thousands)          1996            1995
                                         --------        --------
Land and land leaseholds                 $ 36,548          36,544
Buildings                                  13,682           7,817
Machinery and equipment                    31,470          28,363
Construction in progress                    5,581           2,118
                                         --------        --------
Subtotal                                   87,281          74,842
Less accumulated depreciation
     and amortization                      (7,408)           (771)
                                         --------        --------
Net property, plant, and equipment       $ 79,873          74,071
                                         ========        ========



         ACCRUED EXPENSES

Accrued expenses are comprised of the following:

                                         Fiscal Year
                                    ---------------------
         (Dollars in thousands)      1996          1995
                                    -------       -------
Taxes                               $   823           200
Payroll and employee benefits        13,436        11,900
Accrued exit costs                      775         1,259
Accrued interest                      2,392         2,497
Other                                 4,945         3,930
                                    -------       -------
Total accrued expenses              $22,371        19,786
                                    =======       =======



         COSTS TO EXIT AN ACTIVITY OF THE PREDECESSOR

Prior to consummation of the Acquisition, management of the Predecessor had begun to formulate plans to exit certain activities of the Predecessor, which were finalized shortly after the Acquisition. These plans included two principal costs: (a) the costs associated with the contractually required closing and consolidating of CPI's Salt Lake City, Utah, operation into CPI's San Carlos, California, facility, and (b) the costs associated with disposing of certain excess plant capacity, which includes the consolidation, expected to be completed during the first quarter of Fiscal 1997, of one of its leased manufacturing facilities into its Palo Alto, California, facility.


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries

         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


In connection with the Acquisition, CPI accrued $1,259,000, of which $775,000 remains on the balance sheet as of September 27, 1996, for the costs of completing these plans. These costs are comprised principally of additional severance cost, relocation expenses, and lease cost associated with excess space.

         SENIOR CREDIT AGREEMENT

The Senior Credit Agreement provides for two term loans in the aggregate amount of $42.0 million, comprised of a $25.0 million "Term Loan A" tranche and a $17.0 million "Term Loan B" tranche, and a $35.0 million revolving credit facility (which includes a $5.0 million sub-facility for letters of credit (the "Revolving Credit Facility"). Availability of advances under the Revolving Credit Facility is subject to a borrowing base test. CPI's obligations under the Senior Credit Agreement are secured by substantially all of its assets (including the issued and outstanding capital stock of its direct and indirect subsidiaries) and are guaranteed by Holding and all of CPI's subsidiaries. As of September 27, 1996, CPI had $1.7 million available under the sub-facility for issuance of letters of credit.

Borrowings under the Revolving Credit Facility and Term Loan A bear interest at a rate equal to the Eurodollar Rate (approximately 5.50% as of September 27, 1996) plus 2.5% per annum or the Base Rate (8.25% as of September 27, 1996) plus 1.0% per annum and borrowings under Term Loan B bear interest at a rate equal to the Eurodollar Rate plus 3.0% per annum or Base Rate plus 1.5% per annum, in each case as selected by CPI. Applicable interest rates on Term Loan A and the Revolving Credit Facility will be reduced after the first anniversary of the consummation of the Acquisition by up to 0.5% per annum if CPI meets and continues to meet certain financial tests. In addition to customary fronting and other fees, CPI will pay a fee equal to 1.5% per annum on undrawn amounts of letters of credit and a commitment fee of 0.5% per annum on unused facilities under the Revolving Credit Facility. The Senior Credit Agreement also provides for a prepayment premium in the event that it is voluntarily prepaid within two years of the establishment of the Senior Credit Agreement unless such prepayment is made with funds raised through an initial public offering of Holding's stock.


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries

         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



The Term Loans are subject to quarterly payments in the aggregate annual amounts as follows (in thousands):

                                Term         Term
            Fiscal Year         Loan A       Loan B
           --------------     ----------   ----------
               1997           $    3,750          200
               1998                5,500          200
               1999                6,000          200
               2000                7,500          200
               2001                    -        6,050
               2002                    -       10,000
                              ==========   ==========
                              $   22,750       16,850
                              ==========   ==========


As of September 27, 1996, CPI had made payments of $2,250,000 against Term Loan A and $150,000 against Term Loan B.

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

In addition, CPI is subject to certain affirmative and negative covenants customarily contained in agreements of this type, including, without limitation, covenants that restrict, subject to specified exceptions: (i) incurrence of additional indebtedness and other obligations; (ii) mergers or consolidations;
(iii) asset sales; (iv) changes of control and corporate structure; (v) granting or incurrence of liens to secure any other indebtedness (including the Notes or the notes for which the Senior Preferred Stock is exchangeable (the "Exchange Notes")); (vi) prepayment or modification of the terms of other indebtedness (including the Notes and the Exchange Notes); (vii) engaging in transactions with affiliates; (viii) declaration or payment of dividends or distributions on CPI's capital stock; (ix) capital expenditures; and (x) other acquisition and investment activities. In addition, the Senior Credit Agreement requires that CPI, on a consolidated basis, maintain certain specified financial covenants, including a minimum fixed charge coverage ratio, minimum net worth and minimum EBITDA. As of September 27, 1996, CPI was in compliance with all covenants except that related to capital expenditures, for which a waiver has been obtained.

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


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries

         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


During the year ended September 27, 1996, CPI paid preferred dividends through the issuance of 21,482 shares of its Senior Redeemable Preferred Stock.

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

During the year ended September 27, 1996, CPI paid preferred dividends through the issuance of 14,321 shares of its Junior Preferred Stock.

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

         LEASE COMMITMENTS

At September 27, 1996, CPI was committed to minimum rentals under noncancellable operating leases as follows (in thousands):

                   Fiscal Year
                   -----------
                      1997       $1,321
                      1998        1,207
                      1999          608
                      2000          390
                      2001           72
                Thereafter        5,410
                                 ------

                Total            $9,008
                                 ======



Rental expense for the 52-week period ended September 27, 1996 amounted to $777,000 and for the 7-week period ended September 29, 1995 amounted to $257,000. Rental expense of the Predecessor


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries

         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



for the 45-week period ended August 11, 1995 and for the 52-week period ended September 30, 1994 was $1,242,000 and $1,900,000, respectively.

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

From time to time, the Company may be subject to other claims that arise in the ordinary course of business. In the opinion of management, all such matters involve amounts which would not have a material adverse effect on the Company's consolidated financial position if unfavorably resolved. There are currently no such matters.

         INDUSTRY SEGMENTS AND SALES

CPI operates in a single business segment. CPI covers and is engaged in the development, manufacture and sale of a broad line of electron devices used in broadcasting, communications, and other commercial and military applications.

CPI's operations outside of North America consist of sales offices in certain foreign countries. North America operations are responsible for the design and development of all products as well as


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries

         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



shipping to meet worldwide customer commitments. Accordingly, for financial statement purposes, it is not meaningful to segregate revenues or operating profits for the foreign operations. Identifiable assets outside of North America are less than 10% of total consolidated assets. Export sales to unaffiliated customers located outside of North America, mainly in South America and Asia are as follows:


                                                         Export
                (Dollars in thousands)                    Sales
                                                      --------------
 SUCCESSOR:
    52-week period ended September 27, 1996                  27,602
    7-week period ended September 29, 1995                    3,204
 PREDECESSOR:
    45-week period ended August 11, 1995                     16,300
    52-week period ended September 30, 1994                  17,500



The following table summarizes sales under prime contracts from the U.S. government for the periods presented in the accompanying consolidated financial statements:


                                                         Sales under prime
                                                         contracts from the
                (Dollars in thousands)                   U.S. Government
                                                        ------------------
 SUCCESSOR:
    52-week period ended September 27, 1996             $             41,927
    7-week period ended September 29, 1995                             5,915
 PREDECESSOR:
    45-week period ended August 11, 1995                              34,700
    52-week period ended September 30, 1994                           42,700



         RESEARCH AND DEVELOPMENT

CPI-sponsored research and development costs related to both present and future products are expensed currently. Total expenditures incurred by CPI on research and development are summarized as follows:

                                                   Total         Funded by
                (Dollars in thousands)            Incurred       Customers
                ----------------------            --------       ---------
 SUCCESSOR:
    52-week period ended September 27, 1996       $15,558         7,250
    7-week period ended September 29, 1995          2,551         1,353
 PREDECESSOR:
    45-week period ended August 11, 1995           16,200         8,800
    52-week period ended September 30, 1994        18,400        10,800


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

         PROVISION FOR INCOME TAXES

Earnings (loss) before income taxes for domestic and non-U.S.
operations is as follows:


                                         Successor                          Predecessor
                              --------------------------------     ------------------------------
                                 52-week           7-week            45-week           52-week
                              period ended       period ended      period ended      period ended
                              September 27,      September 29,       August 11,      September 30,
  (Dollars in thousands)          1996              1995               1995             1994
                                -------           -------              -----            ------
                   Domestic     $ 7,750           (32,713)             6,867            13,372
                   Non-U.S        2,661               406              2,994             2,047
                                -------           -------            -------           -------
                   Total        $10,411           (32,307)             9,861            15,419
                                =======           =======            =======           =======



The provision (benefit) for income taxes is comprised of the following:


                                                   Successor                   Predecessor
                                          ----------------------------    ------------------------------
                                             52-week       7-week          45-week         52-week
                                          period ended   period ended     period ended    period ended
                                          September 27,  September 29,     August 11,     September 30,
          (Dollars in thousands)              1996          1995             1995            1994
                                           --------        --------        --------        --------
Current
   U.S. federal                            $  9,257            --             2,934           3,363
   State                                      1,957               5             545             856
   Non-U.S                                      606             212             712           1,895
                                           --------        --------        --------        --------
     Total Current                           11,820             217           4,191           6,114
                                           --------        --------        --------        --------
Deferred
   U.S. federal                              (8,844)         (2,926)           (531)           (270)
   State                                     (1,154)           --              --              --
   Non-U.S                                      246            --               (11)             15
                                           --------        --------        --------        --------
     Total Deferred                          (9,752)         (2,926)           (542)           (255)
                                           --------        --------        --------        --------

Provision (benefit) for income taxes       $  2,068          (2,709)          3,649           5,859
                                           ========        ========        ========        ========


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries

         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



Significant items making up deferred tax assets and liabilities are as follows:

                                                     Fiscal Year
                                              ------------------------
               (Dollars in thousands)           1996           1995
                                              --------        --------
Deferred tax assets:
   Inventory adjustments                      $  3,716             274
   Product warranty                              1,577             243
   Accrued vacation                              2,120              40
   Deferred compensation                           841              11
   Depreciation                                   --               185
   Excess Purchase Price                        11,541          11,979
   Foreign tax credits                           1,184             142
   Other                                         1,033              95
                                              --------        --------
                                                22,012          12,969
   Less:  Valuation allowance                   (8,000)        (10,000)
                                              --------        --------
                                                14,012           2,969
Deferred tax liabilities:
   Accelerated depreciation                     (1,059)           --
   Foreign jurisdictions deferreds, net           (246)           --
   Other                                           (29)            (43)
                                              --------        --------
Net deferred tax asset                        $ 12,678           2,926
                                              ========        ========



Foreign tax credits of $1,184,000 in 1996 and $142,000 in 1995 will expire beginning in 2000 and are dependent on the company earning sufficient foreign source income. Management has established a valuation allowance based on the uncertainty of the amount and timing of taxable income in future accounting periods. California manufacturing investment tax credits of $130,000 expire in 2004.


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries

         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



The reconciliation between the effective tax rates and the statutory federal income tax rates applicable to the Predecessor and the Successor is shown in the following schedule:

                                                    Successor                  Predecessor
                                           -----------------------------      -------------
                                              52-week          7-week           45-week
                                           period ended     period ended      period ended
                                           September 27,   September 29,       August 11,
                                                1996            1995              1995
                                            -----------     ------------      ------------
Statutory federal income tax rate                  35.0%           (35.0%)            35.0%
State and local income tax, net of
     federal tax benefit                            4.9%            (4.7%)             5.0%
Rate differential on foreign income tax
     expense (benefit) and
     withholding tax                                 .2%              .2%              (.1%)
Foreign sales corporation                          (2.8%)              -              (1.9%)
Losses and credits for which no
     benefit has been recorded                        -             31.0%                -
Change to the beginning of
     year valuation allowance                     (19.2%)
Other                                               1.8%              .1%             (1.0%)
                                            -----------     ------------      ------------
Effective tax rate                                 19.9%            (8.4%)            37.0%
                                            ===========     ============      ============



The effective tax rate experienced by the Predecessor reflects the tax effect of being included in the consolidated tax return of Varian and may not be representative of effective tax rates to be experienced by the Successor in the future.

         RETIREMENT AND PROFIT SHARING PLANS

Effective August 12, 1995, CPI adopted a qualified 401(k) plan covering substantially all its domestic and Canadian employees. CPI's major obligation is to contribute an amount based on a percentage of each participant's base pay.

The Predecessor participated in defined contribution plans sponsored by Varian covering substantially all of CPI's domestic and Canadian employees with substantially similar benefits. The Predecessor also made a contribution for its share of Varian's retirement plan profit sharing based on a percentage of consolidated earnings from continuing operations before taxes, as adjusted for discretionary items. Upon consummation of the Acquisition, participants received their portion of the retirement fund assets which were held by a third-party trustee. In addition, a number of CPI's foreign employees participated in Varian's defined benefit retirement plans for regular full-time employees.

Total contributions to these plans by the CPI was $2.6 million for the 52-week period ended September 27, 1996 and $247,000 for the 7-week period ended September 29, 1995. Total


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries

         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



contributions of the Predecessor for all plans amounted to $4.3 million and $4.6 million for the 45-week period ended August 11, 1995 and the 52-week period ended September 30, 1994, respectively.

CPI has instituted a bonus program that provides incentive bonuses to senior management if certain performance goals are achieved and to employees if these goals are exceeded. Such performance goals are measured based upon earnings before interest, taxes, depreciation and amortization, return on sales and asset utilization.

         TRANSACTIONS WITH VARIAN

Sales to, and purchases from, other Varian lines of business as follows:


                                         Successor                             Predecessor
                              ------------------------------------   ---------------------------------
                                 52-week              7-week             45-week          52-week
                              period ended         period ended       period ended     period ended
                               September 27,       September 29,       August 11,      September 30,
  (Dollars in thousands)          1996                 1995               1995             1994
                              --------------      ----------------   ---------------- ----------------
Sales to Varian             $12,809                   1,014              8,800            7,700
Purchases from Varian       $ 5,171                     315              3,700            2,700



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

         CORPORATE ALLOCATIONS

Operating earnings of the Predecessor include allocations of costs accumulated at the corporate level within Varian. Where it was possible to specifically identify corporate amounts with the activities of the Predecessor, these amounts have been charged or credited directly to the Predecessor without allocation or apportionment. Costs of a wholly corporate nature (i.e. those that are considered to relate purely to the support of Varian's centralized corporate structure) were not allocated. Shared or common costs have been allocated to the Predecessor on the basis which is considered to most fairly and reasonably reflect the utilization of the services provided to, or benefit obtained by, the Predecessor. Typical measures and activity indicators used for apportionment purposes include sales revenues, headcount and facility area measurements. Management believes that the cost allocations are reasonable and reflect the costs incurred to support the operations of the Predecessor. Additionally, management believes that the costs for such services would have been less on a stand alone basis, although determination as to specific amounts is not practicable.

Allocations of corporate expenses included in the consolidated statements of operations for the 45-week period ended August 11, 1995 and for fiscal year 1994 were $11.2 million and $11.3 million, respectively.

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

         PARENT COMPANY DATA

Holding has guaranteed CPI's senior debt obligations. Holding has no operations other than its ownership of CPI. The consolidated balance sheets of Holding as of September 27, 1996 and


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries

         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



September 29, 1995 are substantially identical to that of CPI and its subsidiaries, other than the presentation of CPI's preferred stock as minority interest and the components of stockholders' equity of Holding and is summarized as follows (in thousands, except per share amounts):


                                                                   September 27,   September 29,
                         ASSETS                                        1996            1995
                         ------                                    -------------   -------------
 Current Assets                                                     $ 107,846         100,341
 Long-term Assets                                                     120,296         114,561
                                                                    ---------       ---------
                                                                    $ 228,142         214,902
                                                                    =========       =========
             LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities                                                $  73,270          65,137
 Long-term debt and deferred taxes                                    135,650         138,843
                                                                    ---------       ---------
                                                                      208,920         203,980
 Senior Redeemable Preferred Stock of subsidiary                       14,822          12,460
 Junior Preferred Stock of subsidiary                                  10,779           9,346
 Stockholders' Equity:

       Common stock ($.01 par value, 400,000 shares
            authorized, 200,000 shares issued and outstanding
              as of 1996 and 1995)                                          2               2
        Additional paid-in capital                                     19,741          19,741
        Accumulated deficit                                           (25,080)        (29,627)
        Less stockholder loans                                         (1,042)         (1,000)
                                                                    ---------       ---------
                                                                    $ 228,142         214,902
                                                                    =========       =========


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


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries


                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
Communications & Power Industries Holding Corporation:

We have audited the accompanying consolidated balance sheets of Communications & Power Industries Holding Corporation and subsidiaries ("Holding" or the "Successor") as of September 27, 1996 and September 29, 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the 52-week period ended September 27, 1996 and the 7-week period ended September 29, 1995. We have also audited the related consolidated statements of operations, stockholders' equity, and cash flows of Holding's predecessor, the Electron Devices Business of Varian Associates, Inc. (the "Predecessor") for the 45-week period ended August 11, 1995. In connection with our audits of the consolidated financial statements for the periods indicated above, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of Holding's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Communications & Power Industries Holding Corporation and subsidiaries as of September 27, 1996 and September 29, 1995, the results of their operations and their cash flows for the 52-week period ended September 27, 1996 and the 7-week period ended September 29, 1995, and the results of operations and cash flows of the Electron Devices Business of Varian Associates, Inc. for the 45-week period ended August 11, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                      /s/ KPMG PEAT MARWICK, LLP
San Jose, California
November 22, 1996


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Communications & Power Industries Holding Corporation:


We have audited the accompanying statements of operations, stockholders' equity and cash flows of the Electron Devices Business, a segment of Varian Associates, Inc. (excluding the segment's Tempe, Arizona operations) (the "Predecessor") for the fiscal year ended September 30, 1994. In connection with our audit of the consolidated financial statements for the periods indicated above, we have also audited the financial statement schedule as listed in the accompanying index. These financial statements are the responsibility of Holding's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Predecessor's operations and its cash flows for the fiscal year ended September 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                   /s/ COOPERS & LYBRAND, L.L.P


San Jose, California
April 30, 1995


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries


                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 September 27, September 29,
                                ASSETS                                               1996          1995
                                ------                                           ------------- -------------
CURRENT ASSETS
    Cash and cash equivalents                                                      $  1,753        8,267
    Accounts receivable, net                                                         50,380       44,743
    Inventories                                                                      46,471       44,765
    Deferred taxes                                                                    7,109            -
    Other current assets                                                              2,133        2,566
                                                                                   --------     --------
       Total current assets                                                         107,846      100,341

Property, plant, and equipment, net                                                  79,873       74,071
Goodwill, net                                                                        25,203       26,098
Debt issue costs, net                                                                 9,651       11,371
Deferred taxes                                                                        5,569        2,969
Other assets                                                                              -           52
                                                                                   --------     --------
       Total assets                                                                $228,142      214,902
                                                                                   ========     ========
LIABILITIES, SENIOR REDEEMABLE PREFERRED STOCK,
PREFERRED STOCK OF SUBSIDIARY AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Revolving credit facility                                                      $ 17,000       19,600
    Accounts payable - trade                                                         10,527       16,474
    Accrued expenses                                                                 22,371       19,786
    Product warranty                                                                  4,327        4,690
    Current portion of term loans                                                     3,950        3,200
    Income taxes payable                                                             10,560            -
    Advance payments from customers                                                   4,535        1,387
                                                                                   --------     --------
       Total current liabilities                                                     73,270       65,137

Senior term loans                                                                    35,650       38,800
Senior subordinated notes                                                           100,000      100,000
Deferred taxes                                                                            -           43
                                                                                   --------     --------
       Total liabilities                                                            208,920      203,980
                                                                                   --------     --------
SENIOR REDEEMABLE PREFERRED STOCK OF SUBSIDIARY ($.01 par value, 325,000 shares authorized; 171,482 and 150,000 shares issued and outstanding as of 1996 and
    1995, respectively, liquidation preference $100 per share)                       14,822       12,460
                                                                                   --------     --------

JUNIOR PREFERRED STOCK OF SUBSIDIARY ($.01 par value, 525,000 shares authorized;
    114,321 and 100,000 shares issued and outstanding as of 1996 and 1995,
    respectively, liquidation preference $100 per share)                             10,779        9,346
                                                                                   --------     --------
Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT):

Common stock ($.01 par value, 400,000 shares authorized; 200,000 shares
    issued and outstanding as of 1996 and 1995)                                           2            2

Additional paid-in capital                                                           19,741       19,741
Accumulated deficit                                                                 (25,080)     (29,627)
Stockholder loans                                                                    (1,042)      (1,000)
                                                                                   --------     --------
       Net Stockholders' equity (deficit)                                            (6,379)     (10,884)
                                                                                   --------     --------
       Total liabilities, senior redeemable preferred stock of                     $228,142      214,902
       subsidiary and stockholders' equity                                         ========     ========




See accompanying notes to the consolidated financial statements.


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                             Successor      Successor              Predecessor
                                           -------------  -------------   ----------------------------
                                              52-Week        7-Week         45-Week        52-Week
                                           period ended   period ended    period ended    period ended
                                           September 27,  September 29,     August 11,   September 30,
                                               1996           1995            1995           1994
                                           -------------  -------------   ------------   -------------
Sales                                        $257,449         36,398         214,677        246,890
Cost of sales                                 184,482         27,634         160,156        186,996
                                             --------       --------        --------       --------
Gross Profit                                   72,967          8,764          54,521         59,894
                                             --------       --------        --------       --------
Operating costs and expenses:
     Research and development                   8,308          1,198           7,429          7,619
     Marketing                                 19,886          2,763          17,506         19,476
     General and administrative                15,468          3,250          19,725         17,380
     Write-off of acquired in-process
          research and development                 --         31,363              --             --
                                             --------       --------        --------       --------
Total operating costs and expenses             43,662         38,574          44,660         44,475
                                             --------       --------        --------       --------
Operating income (loss)                        29,305        (29,810)          9,861         15,419
Interest expense                               18,894          2,497              --             --
                                             --------       --------        --------       --------
Earnings (loss) before taxes                   10,411        (32,307)          9,861         15,419
Income tax expense (benefit)                    2,068         (2,709)          3,649          5,859
                                             --------       --------        --------       --------
Net earnings (loss) before preferred            8,343        (29,598)          6,212          9,560
     dividends of subsidiary

Preferred dividends of subsidiary:
     Senior Redeemable Preferred Stock          2,148             --              --             --
     Junior Preferred Stock                     1,432             --              --             --
                                             --------       --------        --------       --------
Net earnings (loss) attributable
     to Common Stock                         $  4,763        (29,598)          6,212          9,560
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


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries


            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                           Total
                                                                       Additional                                      Stockholders'
                                                           Common       Paid-in    Accumulated  Stockholder   Business     Equity
                                                            Stock       Capital      Deficit       Loans       Equity     (deficit)
                                                          ---------    ---------    ---------    ---------    ---------   ---------
PREDECESSOR:
  Balances, October 1, 1993                               $      --           --           --           --      125,657     125,657
      Net repayments to Varian                                                                                  (15,363)    (15,363)
      Net earnings                                                                                                9,560       9,560
                                                          ---------    ---------    ---------    ---------    ---------   ---------
  Balances, September 30, 1994                                   --           --           --           --      119,854     119,854
      Net repayments to Varian                                                                                   (4,475)     (4,475)
      Net earnings                                                                                                6,212       6,212
                                                          ---------    ---------    ---------    ---------    ---------   ---------
  Balances, August 11, 1995                                      --           --           --           --      121,591     121,591
SUCCESSOR:
  Elimination of business equity                                                                               (121,591)   (121,591)
  Issuance of stock in connection with the Acquisition:
    10,500 shares of Common Stock issued in
      connection with the issuance of the Senior
      Redeemable Preferred Stock of subsidiary                             1,050                                              1,050
    Issuance of 200,000 shares
      of Common Stock                                             2       19,998
      Less issue costs                                                    (1,307)
      Less stockholder loans                                                                        (1,000)                  17,693
  Amortization of discount and
    issue costs on Senior Redeemable
    Preferred Stock of subsidiary                                                         (29)                                  (29)
  Net loss for the period from
    August 12, 1995 through
    September 29, 1995                                                                (29,598)                              (29,598)
                                                          ---------    ---------    ---------    ---------    ---------   ---------
  Balances, September 29, 1995                                    2       19,741      (29,627)      (1,000)           -     (10,884)

    Amortization of discount and issue costs                                                                                      -
      on Senior Redeemable Preferred Stock                                               (214)                                 (214)
    Payment of dividends on Senior Preferred Stock                                     (2,149)                               (2,149)
    Payment of dividends on Junior Preferred Stock                                     (1,433)                               (1,433)
    Net earnings                                                                        8,343                                 8,343
    Repayment of stockholder loans                                                                      25                       25
    Interest accrued on stockholder loans                                                              (67)                     (67)
                                                          ---------    ---------    ---------    ---------    ---------   ---------
  Balances, September 27, 1996                            $       2       19,741      (25,080)      (1,042)           -      (6,379)
                                                          =========    =========    =========    =========    =========   =========


        See accompanying Notes to the Consolidated Financial Statements.


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              Successor                     Predecessor
                                                                    -----------------------------  -----------------------------
                                                                      52-Week          7-Week        45-Week         52-Week
                                                                    period ended    period ended   period ended    period ended
                                                                    September 27,   September 29,   August 11,     September 30,
                                                                       1996            1995            1995            1994
                                                                    -------------   -------------  ------------    -------------
OPERATING ACTIVITIES
      Net cash provided by operating activities                      $ 11,290          14,823           4,083          31,351
                                                                     --------        --------        --------        --------
INVESTING ACTIVITIES
      Purchase of businesses, net of cash acquired                         --        (196,200)             --             250
      Proceeds from sale of
           property, plant and equipment                                   --              --              --             655
      Purchase of property, plant, and equipment                      (12,472)           (880)         (6,063)        (14,813)
      Property, plant and equipment transfers out                          --              --              --             106
      (Increase) decrease in other non current assets                    (114)            (27)            742             911
                                                                     --------        --------        --------        --------
      Net cash used in investing activities                           (12,586)       (197,107)         (5,321)        (12,891)
                                                                     --------        --------        --------        --------
FINANCING ACTIVITIES
      Repayment of intercompany funding to Varian                          --              --          (4,475)        (15,363)
      Net (Repayments)/Proceeds from revolving credit facility         (2,600)         19,600              --              --
      Net (Repayments)/Proceeds from the issuance of debt:
           Senior term loans                                           (2,400)         42,000              --              --
           Senior subordinated notes                                       --         100,000              --              --
           Debt issue costs                                              (243)        (11,570)             --              --
      (Repayments)/Proceeds from the sale of stock:
           Senior Redeemable Preferred Stock of subsidiary                 --          15,000              --              --
           Junior Preferred Stock of subsidiary                            --          10,000              --              --
           Common stock                                                    --          20,000              --              --
           Common and preferred stock issue costs                          --          (3,479)
           Stockholder loans                                               25          (1,000)             --              --
                                                                     --------        --------        --------        --------
      Net cash provided by (used in) financing activities              (5,218)        190,551          (4,475)        (15,363)
                                                                     --------        --------        --------        --------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                           (6,514)          8,267          (5,713)          3,097
Cash and cash equivalents at beginning of period                        8,267              --           5,713           2,616
                                                                     ========        ========        ========        ========
Cash and cash equivalents at end of period                           $  1,753           8,267              --           5,713
                                                                     ========        ========        ========        ========



See accompanying notes to the consolidated financial statements.


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries


                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (in thousands)

                                                                Successor                       Predecessor
                                                       -----------------------------   -----------------------------
                                                         52-Week          7-Week         45-Week         52-Week
                                                       period ended    period ended    period ended    period ended
                                                       September 27,   September 29,    August 11,     September 30,
                                                           1996            1995            1995            1994
                                                       -------------   -------------   ------------    -------------
DETAIL OF NET CASH PROVIDED
    BY OPERATING ACTIVITIES
Net earnings (loss) before preferred
    dividends of subsidiary                              $  8,343         (29,598)          6,212           9,560
Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities:
      Write-off of acquired in-process
           research and development                            --          31,363              --              --
      Depreciation                                          6,670             803          10,999          12,191
      Amortization of deferred debt issue costs             1,962             199              --              --
      Amortization of intangibles                           1,061             138             166             204
      Interest accrued on stockholder loans                   (67)             --              --              --
      Deferred taxes - current                             (7,109)             --          11,897             492
      Deferred taxes - long-term                           (2,643)         (2,926)         (5,171)           (747)
      Loss from sale of assets                                 --              --              --             165
      Changes in operating assets and liabilities:
           Accounts receivable                             (5,637)         (7,977)          3,051           3,413
           Inventories                                     (1,706)          4,581          (6,109)          7,240
           Other current assets                               433               7          (1,592)           (247)
           Accounts payable - trade                        (5,947)          9,843             462            (551)
           Accrued expenses                                 2,585           9,024         (13,716)           (252)
           Product warranty                                  (363)             95             (40)           (537)
           Income tax payable                              10,560
           Advance payments from customers                  3,148            (729)         (2,076)            420
                                                         --------        --------        --------        --------
Net cash provided by operating activities                $ 11,290          14,823           4,083          31,351
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


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         BACKGROUND AND THE ACQUISITION

Prior to August 11, 1995, Communication and Power Industries Inc.'s ("CPI") operations were the principal operations of the Electron Devices Business (the "Predecessor"), a segment of Varian Associates, Inc. ("Varian"), excluding the Tempe, Arizona operations. The Predecessor consisted of substantially all of the assets of Varian and its affiliates that were used primarily in developing, manufacturing and distributing microwave and power grid vacuum electronic devices, microwave amplifiers, modulators and various other power supply equipment and devices. On August 11, 1995, CPI acquired these assets (the "Acquisition") from Varian and was then merged with a wholly owned subsidiary of Communications & Power Industries Holding Corporation ("Holding" or "Successor"), a corporation newly formed by a group of investors, including management of Holding and CPI. Holding and its consolidated subsidiaries is sometimes referred to herein as the "Company". References to the Company or its business for periods prior to August 11, 1995 shall be references to the Predecessor and its business, unless the context otherwise requires.

A summary of the assets acquired and liabilities assumed at their fair values is as follows (in thousands):

          ASSETS ACQUIRED:
               Accounts receivable                $   36,766
               Inventories                            49,346
               Other current assets                    2,573
               Property, plant and equipment          73,994
               Goodwill                               26,235
               Other assets                               27
                                                  ----------
                  Total assets acquired              188,941
                                                  ----------
          LIABILITIES ASSUMED:
               Accounts payable - trade                6,631
               Accrued expenses                       10,762
               Advance payments from customers         2,116
               Product warranty                        4,595
                                                  ----------
                  Total liabilities assumed           24,104
                                                  ----------
          Purchase price allocated to in-process
               research and development               31,363
                                                  ----------
                  Purchase price paid to Varian   $  196,200
                                                  ==========

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

A summary of the Acquisition financing was as follows (in thousands):

            Bank borrowings                                  $    9,200
            Senior term loans                                    42,000
            Senior subordinated debt                            100,000
            Senior Redeemable Preferred Stock of subsidiary      15,000
            Junior Preferred Stock of subsidiary                 10,000
            Holding common stock                                 20,000
                                                             ----------
                                                             $  196,200
                                                             ==========

The accompanying consolidated financial statements include the results of the Predecessor for the 45-week period ended August 11, 1995 and for the 52-week period ended September 30, 1994. The accompanying consolidated financial statements for the 52-week period ended September 27, 1996 and the 7-week period ended September 29, 1995 include the results of Holding and its direct and indirect wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, significant intercompany balances and transactions within the Predecessor have been eliminated.

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


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

                  Goodwill

The excess of the purchase price over the fair value of the net assets acquired is classified as goodwill and is being amortized over its estimated useful life of 25 years on a straight-line basis. In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121, which the Company adopted in Fiscal Year 1996, requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically evaluates the ongoing profitability of the business to determine if impairment in the value of this asset has occurred.

                  Warranty

The Company's products are generally warranted for a variety of periods, typically one to five years or a predetermined product usage life. Estimated future costs of repair, replacement or customer accommodations are reflected in the accompanying consolidated financial statements.

                  Environmental Liabilities

Liabilities for environmental expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. There were no environmental liabilities established by CPI during the 52-week period ended September 27, 1996 or the 7-week period ended September 29, 1995. Environmental costs of the Predecessor were accumulated at the corporate level within Varian and charged to the Predecessor through corporate allocations. In connection with the Acquisition, Varian retained the environmental liabilities of the Predecessor existing as of the closing date at the Predecessor's facilities.

                  Deferred Debt Issue Costs

Costs incurred related to the issuance of the CPI's long-term debt and other credit facilities are capitalized and amortized over the estimated time the obligations are expected to be outstanding using the effective interest method. The amortization period used for the deferred costs associated with the revolving credit facility, the Senior Term Loans, and the Senior Subordinated Notes is 3 years, 7 years and 10 years, respectively.

                  Senior Redeemable Preferred Stock

CPI's Senior Redeemable Preferred Stock was issued in units with an aggregate of 10,500 shares of common stock of Holding. The fair value of the shares of Holding's common stock issued, and the issue costs associated with the issuance of the Senior Redeemable Preferred Stock, have been reflected as a reduction of the Senior Redeemable Preferred Stock issued and is being amortized via a charge to retained earnings over the period until mandatory redemption, 12 years, using the effective interest method.


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

                  Supplemental Cash Flow Information

For the 52-week period ended September 27, 1996, cash was paid for interest and taxes in the amount of $16,932,000 and $524,000, respectively. There were no interest payments or taxes paid during the 7-week period ended September 29, 1995, nor were there any cash payments made for interest or taxes by the Predecessor (all cash payments relating to such matters were made by Varian) during the period presented. Non-cash financing during the 52-week period ended September 27, 1996 included the payment of preferred dividends by CPI on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 21,482 additional shares of its Senior Redeemable Preferred Stock and 14,321 shares of its Junior Preferred Stock, respectively. No dividends were issued during the 7-week period ended September 29, 1995. Amortization of discount and issue costs on the Senior Redeemable Preferred Stock was $214,000 and $29,000 during the 52-week period ending September 27, 1996 and the 7-week period ended September 29, 1995, respectively.

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

Defense-related applications such as certain radar, electronic countermeasures and military communications constitute a significant portion of the Company's sales. The U.S. defense budget has been declining since the mid-1980s. Although management believes that the Company has successfully responded to shrinking defense budgets by refocusing its operations on commercial and other non-defense applications, a significant further decline in U.S. or global military spending could have a material adverse effect on the Company's sales and earnings. Additionally, companies engaged in supplying defense-related equipment and services to government agencies are subject to certain business risks, including the ability of the U.S. government to suspend them from receiving new contracts or to terminate existing contracts for the U.S. government's convenience or for the default of the contractor. In addition, the U.S. government could terminate contracts due to insufficient or terminated congressional appropriations. The Company's contracts with foreign governmental defense agencies are subject to similar limitations and risks as those encountered with U.S. government contracts.

The Company believes that both its customer and industry base is well diversified, however, changes in the marketplace of any of the above named industries may significantly affect management's estimates and the Company's performance.

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

                  Foreign Currency Translation

The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Accordingly, assets and liabilities of subsidiaries outside of the United States representing cash, inventory and amounts receivable or payable are translated into U.S. dollars at the exchange rates in effect at year-end. Other accounts including property, plant and equipment are translated at historical exchange rates, which for assets acquired in connection with the Acquisition represent the rate as of August 11, 1995. Revenue


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

and expense items are translated at effective rates of exchange prevailing during each year, except that depreciation is expensed at historical exchange rates.

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

During the year ended September 27, 1996, CPI entered into one foreign exchange contract for 2,998,600 German Marks which is related to a specific customer order. Gains or losses on this contract will be recorded consistent with the hedged transaction. During the 7-week period ended September 29, 1995, CPI did not enter into foreign exchange contracts.

The aggregate translation and exchange gains and losses was $296,000 loss for the 52-week period ending September 27, 1996.

                  Fair Value of Financial Instruments

Financial instruments consist of accounts receivable, accounts payable and debt. The carrying value of the Company's accounts receivable, accounts payable and debt obligations approximate their fair values which, for debt, is based upon current rates available to the Company for debt of the same maturities.

                  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

         ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $0.2 million as of September 27, 1996 and September 29, 1995.


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

         INVENTORIES

Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:

                                                   Fiscal Year
                      (Dollars in thousands)     1996      1995
                                              ---------  --------
                  Raw materials and parts     $  33,648    30,369
                  Work in process                 9,277     8,220
                  Finished goods                  3,546     6,176
                                              ---------  --------
                     Total inventories        $  46,471    44,765
                                              =========  ========

In connection with the acquisition, Holding recorded inventory purchased at its estimated fair value, which was $4.1 million in excess of the historical cost to the Predecessor. Of this amount, none of the finished goods remains on the balance sheet as of September 27, 1996 and approximately $1.7 million of finished goods remains on the consolidated balance sheet as of September 29, 1995.

         PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at historical cost, which, for the Successor, represents the fair value at the date of Acquisition. Major improvements are capitalized, while maintenance and repairs are expensed currently. Plant and equipment are depreciated over their estimated useful lives using the straight line method for financial reporting purposes and accelerated methods for tax purposes. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is less.


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Estimated useful lives of property, plant, and equipment are:

                   Land leaseholds          Life of the lease
                   Buildings                     40 years
                   Machinery and equipment     3 to 7 years

The main components of property, plant, and equipment are as follows:

                                                Fiscal Year
                                           --------------------
                  (Dollars in thousands)      1996       1995
                                           ---------   --------
       Land and land leaseholds            $  36,548     36,544
       Buildings                              13,682      7,817
       Machinery and equipment                31,470     28,363
       Construction in progress                5,581      2,118
                                           ---------   --------
       Subtotal                               87,281     74,842
       Less accumulated depreciation
            and amortization                  (7,408)      (771)
                                           =========   ========
       Net property, plant, and equipment  $  79,873     74,071
                                           =========   ========

      ACCRUED EXPENSES

Accrued expenses are comprised of the following:

                                                         Fiscal Year
                                                       ---------------
                               (Dollars in thousands)    1996    1995
                                                       -------  ------
                      Taxes                            $   823     200
                      Payroll and employee benefits     13,436  11,900
                      Accrued exit costs                   775   1,259
                      Accrued interest                   2,392   2,497
                      Other                              4,945   3,930
                                                       -------  ------
                      Total accrued expenses           $22,371  19,786
                                                       =======  ======

      COSTS TO EXIT AN ACTIVITY OF THE PREDECESSOR

Prior to consummation of the Acquisition, management of the Predecessor had begun to formulate plans to exit certain activities of the Predecessor, which were finalized shortly after the Acquisition. These plans included two principal costs: (a) the costs associated with the contractually required closing and consolidating of the Company's Salt Lake City, Utah, operation into the Company's San Carlos, California, facility, and (b) the costs associated with disposing of certain excess plant capacity, which includes the consolidation, expected to be completed in the first quarter of Fiscal 1997, of one of its leased manufacturing facilities into its Palo Alto, California, facility.


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In connection with the Acquisition, CPI accrued $1,259,000, of which $775,000 remains on the balance sheet as of September 27, 1996, for the costs of completing these plans. These costs are comprised principally of additional severance cost, relocation expenses, and lease cost associated with excess space.

         SENIOR CREDIT AGREEMENT

The Senior Credit Agreement provides for two term loans in the aggregate amount of $42.0 million, comprised of a $25.0 million "Term Loan A" tranche and a $17.0 million "Term Loan B" tranche, and a $35.0 million revolving credit facility (which includes a $5.0 million sub-facility for letters of credit (the "Revolving Credit Facility"). Availability of advances under the Revolving Credit Facility is subject to a borrowing base test. CPI's obligations under the Senior Credit Agreement are secured by substantially all of its assets (including the issued and outstanding capital stock of its direct and indirect subsidiaries) and are guaranteed by Holding and all of CPI's subsidiaries. As of September 27, 1996, CPI had $1.70 million available under the sub-facility for issuance of letters of credit.

Borrowings under the Revolving Credit Facility and Term Loan A bear interest at a rate equal to the Eurodollar Rate (approximately 5.50%, as of September 27, 1996) plus 2.5% per annum or the Base Rate (8.25% as of September 27, 1996) plus 1.0% per annum and borrowings under Term Loan B bear interest at a rate equal to the Eurodollar Rate plus 3.0% per annum or Base Rate plus 1.5% per annum, in each case as selected by CPI. Applicable interest rates on Term Loan A and the Revolving Credit Facility will be reduced after the first anniversary of the consummation of the Acquisition by up to 0.5% per annum if CPI meets and continues to meet certain financial tests. In addition to customary fronting and other fees, CPI will pay a fee equal to 1.5% per annum on undrawn amounts of letters of credit and a commitment fee of 0.5% per annum on unused facilities under the Revolving Credit Facility. The Senior Credit Agreement also provides for a prepayment premium in the event that it is voluntarily prepaid within two years of the establishment of the Senior Credit Agreement unless such prepayment is made with funds raised through an initial public offering of Holding's stock.


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Term Loans are subject to quarterly payments in the aggregate annual amounts as follows (in thousands):

                                Term      Term
               Fiscal Year     Loan A    Loan B
              -------------  ---------  --------
                  1997       $   3,750       200
                  1998           5,500       200
                  1999           6,000       200
                  2000           7,500       200
                  2001               -     6,050
                  2002               -    10,000
                             ---------  --------
                             $  22,750    16,850
                             =========  ========

As of September 27, 1996, CPI had made payments of $2,250,000 against Term Loan A and $150,000 against Term Loan B.

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

In addition, CPI is subject to certain affirmative and negative covenants customarily contained in agreements of this type, including, without limitation, covenants that restrict, subject to specified exceptions: (i) incurrence of additional indebtedness and other obligations; (ii) mergers or consolidations;
(iii) asset sales; (iv) changes of control and corporate structure; (v) granting or incurrence of liens to secure any other indebtedness (including the Notes or the notes for which the Senior Preferred Stock is exchangeable (the "Exchange Notes")); (vi) prepayment or modification of the terms of other indebtedness (including the Notes and the Exchange Notes); (vii) engaging in transactions with affiliates; (viii) declaration or payment of dividends or distributions on Holding and CPI's capital stock; (ix) capital expenditures; and (x) other acquisition and investment activities. In addition, the Senior Credit Agreement requires that CPI, on a consolidated basis, maintain certain specified financial covenants, including a minimum fixed charge coverage ratio, minimum net worth and minimum EBITDA. As of September 27, 1996, CPI was in compliance with all covenants except that related to capital expenditures, for which a waiver has been obtained.

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


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

During the year ended September 27, 1996, CPI paid preferred dividends through the issuance of 21,482 shares of its Senior Redeemable Preferred Stock.

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

During the year ended September 27, 1996, CPI paid preferred dividends through the issuance of 14,321 shares of its Junior Preferred Stock.

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


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

LEASE COMMITMENTS

At September 27, 1996, the Company was committed to minimum rentals under noncancellable operating leases as follows (in thousands):

                        FISCAL YEAR
                        -----------
                           1997      $  1,321
                           1998         1,207
                           1999           608
                           2000           390
                           2001            72
                        Thereafter      5,410
                                     --------

                           Total     $  9,008
                                     ========

Rental expense for the 52-week period ended September 27, 1996 amounted to $777,000 and for the 7-week period ended September 29, 1995 amounted to $257,000. Rental expense of the Predecessor for the 45-week period ended August 11, 1995 and for the 52-week period ending September 30, 1994 was $1,242,000 and $1,900,000, respectively.

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

From time to time, the Company may be subject to other claims that arise in the ordinary course of business. In the opinion of management, all such matters involve amounts which would not have a material adverse effect on the Company's consolidated financial position if unfavorably resolved. There are currently no such matters.

         INDUSTRY SEGMENTS AND SALES

The Company operates in a single business segment. The Company covers and is engaged in the development, manufacture and sale of a broad line of electron devices used in broadcasting, communications, and other commercial and military applications.

CPI's operations outside of North America consist of sales offices in certain foreign countries. North America operations are responsible for the design and development of all products as well as shipping to meet worldwide customer commitments. Accordingly, for financial statement purposes, it is not meaningful to segregate revenues or operating profits for the foreign operations. Identifiable assets outside of North America are less than 10% of total consolidated assets. Export sales to unaffiliated customers located outside of North America, mainly in South America and Asia are as follows:

                                                           Export
                            (Dollars in thousands)         Sales
                                                         ---------
             SUCCESSOR:
                52-week period ended September 27, 1996  $  27,602
                7-week period ended September 29, 1995       3,204
             PREDECESSOR:
                45-week period ended August 11, 1995        16,300
                52-week period ended September 30, 1994     17,500


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The following table summarizes sales under prime contracts from the U.S. government for the periods presented in the accompanying consolidated financial statements:

                                                               Sales under prime
                                                              contracts from the
                                 (Dollars in thousands)         U.S. Government
                                                              ------------------
                  SUCCESSOR:
                     52-week period ended September 27, 1996     $  41,927
                     7-week period ended September 29, 1995          5,915
                  PREDECESSOR:
                     45-week period ended August 11, 1995           34,700
                     52-week period ended September 30, 1994        42,700

         RESEARCH AND DEVELOPMENT

Company-sponsored research and development costs related to both present and future products are expensed currently. Total expenditures incurred by the Company on research and development are summarized as follows:

                                                            Total         Funded by
                           (Dollars in thousands)          Incurred       Customers
                                                        --------------  --------------
            SUCCESSOR:
               52-week period ended September 27, 1996    $  15,558         7,250
               7-week period ended September 29, 1995         2,551         1,353
            PREDECESSOR:
               45-week period ended August 11, 1995          16,200         8,800
               52-week period ended September 30, 1994       18,400        10,800

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


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

         PROVISION FOR INCOME TAXES

Earnings (loss) before income taxes for domestic and non-U.S. operations is as follows:

                                      Successor                   Predecessor
                           -----------------------------  ----------------------------
                               52-week        7-week         45-week       52-week
                            period ended   period ended   period ended   period ended
                            September 27,  September 29,   August 11,   September 30,
(Dollars in thousands)          1996           1995           1995           1994
                           -------------- --------------  ------------  --------------
Domestic                       $ 7,750       (32,713)         6,867         13,372
Non-U.S                          2,661           406          2,994          2,047
                               -------       -------        -------        -------
Total                          $10,411       (32,307)         9,861         15,419
                               =======       =======        =======        =======

The provision (benefit) for income taxes is comprised of the following:

                                                    Successor                      Predecessor
                                         ------------------------------   -----------------------------
                                             52-week         7-week          45-week         52-week
                                          period ended    period ended     period ended   period ended
                                          September 27,   September 29,     August 11,    September 30,
     (Dollars in thousands)                   1996            1995             1995           1994
                                         --------------  --------------   --------------- -------------
Current
   U.S. federal                            $  9,257              --           2,934           3,363
   State                                      1,957               5             545             856
   Non-U.S                                      606             212             712           1,895
                                           --------        --------        --------        --------
     Total Current                           11,820             217           4,191           6,114
                                           --------        --------        --------        --------
Deferred
   U.S. federal                              (8,844)         (2,926)           (531)           (270)
   State                                     (1,154)             --              --              --
   Non-U.S                                      246              --             (11)             15
                                           --------        --------        --------        --------
     Total Deferred                          (9,752)         (2,926)           (542)           (255)
                                           --------        --------        --------        --------
Provision (benefit) for income taxes       $  2,068          (2,709)          3,649           5,859
                                           ========        ========        ========        ========



                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Significant items making up deferred tax assets and liabilities are as follows:

                                                      Fiscal Year
                                                  ------------------
                        (Dollars in thousands)      1996      1995
                                                  --------   -------
         DEFERRED TAX ASSETS:
            Inventory adjustments                 $  3,716       274
            Product warranty                         1,577       243
            Accrued vacation                         2,120        40
            Deferred compensation                      841        11
            Depreciation                                 -       185
            Excess Purchase Price                   11,541    11,979
            Foreign tax credits                      1,184       142
            Other                                    1,033        95
                                                  --------   -------
                                                    22,012    12,969
            Less:  Valuation allowance              (8,000)  (10,000)
                                                  --------   -------
                                                    14,012     2,969
         DEFERRED TAX LIABILITIES:
            Accelerated depreciation                (1,059)        -
            Foreign jurisdictions deferreds, net      (246)        -
            Other                                      (29)      (43)
                                                  ========   =======
         Net deferred tax asset                   $ 12,678     2,926
                                                  ========   =======

Foreign tax credits of $1,184,000 in 1996 and $142,000 in 1995 will expire beginning in 2000 and are dependent on the company earning sufficient foreign source income. Management has established a valuation allowance based on the uncertainty of the amount and timing of taxable income in future accounting periods. California manufacturing investment tax credits of $130,000 expire in 2004.


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The reconciliation between the effective tax rates and the statutory federal income tax rates applicable to the Predecessor and the Successor is shown in the following schedule:

                                                      Successor            Predecessor
                                             ----------------------------  ------------
                                                52-week        7-week        45-week
                                             period ended   period ended   period ended
                                             September 27,  September 29,   August 11,
                                                 1996           1995           1995
                                             -------------  -------------  ------------
    Statutory federal income tax rate             35.0%         (35.0%)        35.0%
    State and local income tax, net of
         federal tax benefit                       4.9%          (4.7%)         5.0%
    Rate differential on foreign income tax
         expense (benefit) and
         withholding tax                            .2%            .2%          (.1%)
    Foreign sales corporation                     (2.8%)            -          (1.9%)
    Losses and credits for which no
         benefit has been recorded                   -           31.0%            -
    Change to the beginning of
         year valuation allowance                (19.2%)
    Other                                          1.8%            .1%         (1.0%)
                                             =============  =============  ============
    Effective tax rate                            19.9%          (8.4%)        37.0%
                                             =============  =============  ============

The effective tax rate experienced by the Predecessor reflects the tax effect of being included in the consolidated tax return of Varian and may not be representative of effective tax rates to be experienced by the Successor in the future.

    RETIREMENT AND PROFIT SHARING PLANS

Effective August 12, 1995, CPI adopted a qualified 401(k) plan covering substantially all its domestic and Canadian employees. CPI's major obligation is to contribute an amount based on a percentage of each participant's base pay.

The Predecessor participated in defined retirement plans sponsored by Varian covering substantially all of the Company's domestic and Canadian employees with substantially similar benefits. The Predecessor also made a contribution for its share of Varian's retirement plan profit sharing based on a percentage of consolidated earnings from continuing operations before taxes, as adjusted for discretionary items. Upon consummation of the Acquisition, participants received their portion of the retirement fund assets which were held by a third-party trustee. In addition, a number of the Company's foreign employees participated in Varian's defined benefit retirement plans for regular full-time employees.


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Total contributions to these plans by the Company was $2.6 million for the 52-week period ended September 27, 1996 and $247,000 for the 7-week period ended September 29, 1995. Total contributions of the Predecessor for all plans amounted to $4.3 million and $4.6 million for the 45-week period ended August 11, 1995 and the 52-week period ended September 30, 1994, respectively.

CPI has instituted a bonus program that provides incentive bonuses to senior management if certain performance goals are achieved and to employees if these goals are exceeded. Such performance goals are measured based upon earnings before interest, taxes, depreciation and amortization, return on sales and asset utilization.

         TRANSACTIONS WITH VARIAN

Sales to, and purchases from, other Varian lines of business as follows:

                                             Successor                    Predecessor
                                    ----------------------------  ---------------------------
                                       52-week        7-week         45-week      52-week
                                    period ended   period ended   period ended  period ended
                                    September 27,  September 29,    August 11,  September 30,
            (Dollars in thousands)      1996           1995           1995         1994
                                    -------------  -------------  ------------  -------------
          Sales to Varian              $  12,809       1,014         8,800         7,700
          Purchases from Varian        $   5,171         315         3,700         2,700

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

         CORPORATE ALLOCATIONS

Operating earnings of the Predecessor include allocations of costs accumulated at the corporate level within Varian. Where it was possible to specifically identify corporate amounts with the activities of the Predecessor, these amounts have been charged or credited directly to the Predecessor without allocation or apportionment. Costs of a wholly corporate nature (i.e. those that are considered to relate purely to the support of Varian's centralized corporate structure) were not allocated. Shared or common costs have been allocated to the Predecessor on the basis which is considered to most fairly and reasonably reflect the utilization of the services provided to, or benefit obtained by, the Predecessor. Typical measures and activity indicators used for apportionment purposes include sales revenues, headcount and facility area measurements. Management believes that the cost allocations are reasonable and reflect the costs incurred to support the operations of the Predecessor. Additionally, management believes that the costs for such services would have been less on a stand alone basis, although determination as to specific amounts is not practicable.

Allocations of corporate expenses included in the consolidated statements of operations for the 45-week period ended August 11, 1995 and for fiscal year 1994 were $11.2 million and $11.3 million, respectively.

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


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

         GUARANTEES

Holding has guaranteed CPI's senior debt obligations. Holding has no operations other than its ownership of CPI. The consolidated balance sheets of CPI as of September 27, 1996 and September 29, 1995 are substantially identical to that of Holding and its subsidiaries.

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

                                                Fiscal 1995    Fiscal 1994
                                               -------------  -------------
            Sales                               $  253,245       249,035
            Gross profit                            73,101        66,997
            Interest expense                        19,077        19,233
            Preferred Dividends of subsidiary        3,776         3,776
            Net income                               3,404         1,151



                                                                     SCHEDULE II

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)


                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                     BALANCE AT   CHARGED TO              BALANCE AT
                                                    BEGINNING OF  COSTS AND                 END OF
                           DESCRIPTION                 PERIOD      EXPENSES   DEDUCTIONS    PERIOD
                           -----------                 ------      --------   ----------    ------
PREDECESSOR:
     Year ended September 30, 1994:
        Allowance for doubtful accounts receivable   $  1,000        177       (177)         1,000
     45-week period ended August 11, 1995:
        Allowance for doubtful accounts receivable      1,000         80       (880)(1)        200
SUCCESSOR:
     7-week period ended September 29, 1995:
        Allowance for doubtful accounts receivable        200          -          -            200

     52-week period ended September 27, 1996:
        Allowance for doubtful accounts receivable        200          -         (4)           196

----------

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


                                                                     SCHEDULE II
              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                     BALANCE AT   CHARGED TO              BALANCE AT
                                                    BEGINNING OF  COSTS AND                 END OF
                           DESCRIPTION                 PERIOD      EXPENSES   DEDUCTIONS    PERIOD
                           -----------                 ------      --------   ----------    ------
PREDECESSOR:
     Year ended September 30, 1994:
        Allowance for doubtful accounts receivable    $  1,000       177        (177)        1,000
     45-week period ended August 11, 1995:
        Allowance for doubtful accounts receivable       1,000        80        (880)(1)       200
SUCCESSOR:
     7-week period ended September 29, 1995:
        Allowance for doubtful accounts receivable         200         -           -           200

     52-week period ended September 27, 1996:
        Allowance for doubtful accounts receivable         200         -          (4)          196

----------

(1) The reduction in the allowance account is principally due to the retention of certain accounts receivable by Varian and their related allowances in accordance with the Acquisition Agreement.


                                 EXHIBIT INDEX


Exhibit No.                                     Description
-----------                                     -----------

2.1(1) Stock Sale Agreement between CPI (as successor by merger to CPII Acquisition Corp., then known as Communications & Power Industries Holding Corporation) and Varian dated as of June 9 ,1995.

2.2(1) First Amendment to Stock Sale Agreement among Holding, CPI (as successor by merger to CPII Acquisition) and Varian dated as of August 11, 1995.

2.3(1) Second Amendment to Stock Sale Agreement among Holding, CPI (as successor by merger to CPII Acquisition) and Varian dated as of August 11, 1995.

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

4.3(1)        Form of Notes (included in Exhibit 4.1, Exhibit A).

4.4(1) Form of Indenture between CPI and Shawmut Bank Connecticut, National Association, relating to the Exchange Notes.

4.5(1)        Form of Exchange Note (included in Exhibit 4.5, Exhibit A).

Exhibit No.                                     Description
-----------                                     -----------

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

10.14(1) Sublease (Portion of Building 2 Located on Unit 5, Palo Alto) dated as of August 10, 1995 between Varian Realty Inc. and CPI.

Exhibit No.                                     Description
-----------                                     -----------

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

10.28(1) Stock Subscription Agreement among Holding, CPII Acquisition Corp. and GEI II dated as of August 11, 1995.

Exhibit No.                                     Description
-----------                                     -----------

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

21(1)         Subsidiaries of CPI and Holding.

27            Financial Data Schedule
--------------

(1) Incorporated by reference to CPI's Registration Statement on Form S-1 (Registration No. 33-96858), filed on September 12, 1995.

(2) Incorporated by reference to Amendment No.3 to CPI's Registration Statement on Form S-1 (Registration No.33-96858), filed on November 9, 1995.

(3) Incorporated by reference to Amendment No.1 to CPI's Registration Statement on Form S-1 (Registration Statement No.33-96858), filed on October 25, 1995.

(+) Certain portions of this Exhibit have been omitted and filed separately under an application for confidential treatment with the Securities and Exchange Commission.