Form 10-Q
period 1997-01-03
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORP; COMMUNICATIONS & POWER INDUSTRIES INC
filed 1997-02-18
CIK 1000654, 1000564

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended January 3, 1997

                                     OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from ___________ to_________

       Commission File Number:   33-96858-01                                      Commission File Number:   33-96858
                COMMUNICATIONS &                                                            COMMUNICATIONS &
           POWER INDUSTRIES HOLDING                                                      POWER INDUSTRIES, INC.
                 CORPORATION
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
    (Address, including zip code, and telephone number,                       (Address, including zip code, and telephone number,
including area code, of registrant's principal executive offices) including area code, of registrant's principal executive offices)
     Securities registered pursuant to Section 12(b) of the Act:       Securities registered pursuant to Section 12(b) of the Act:
                      NONE                                                                        NONE
  Securities registered pursuant to Section 12(g) of the Act:          Securities registered pursuant to Section 12(g) of the Act:
                      NONE                                                                        NONE

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
                                               ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the Registrant's classes of Common Stock, as of the latest practicable date: COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION: 200,000 SHARES OF COMMON STOCK, $.01 PAR VALUE, AT FEBRUARY 1, 1997. COMMUNICATIONS & POWER INDUSTRIES, INC.: 1 SHARE OF COMMON STOCK, $.01 PAR VALUE, AT FEBRUARY 1, 1997.

             COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                         (A wholly owned subsidiary of
             Communications & Power Industries Holding Corporation)


PART 1:      FINANCIAL INFORMATION

                                     COMMUNICATIONS AND POWER INDUSTRIES, INC.
    Consolidated Condensed Balance Sheets, January 3, 1997 (unaudited) and September 27, 1996   . .  . . . . . . . . . . . . .  2

    Consolidated Condensed Statements of Operations, 14-week period ended January 3, 1997 (unaudited) and 13-week period ended
    December 29, 1995 (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

    Consolidated Condensed Statements of Cash Flows, 14-week period ended January 3, 1997 (unaudited) and 13-week period ended
    December 29, 1995 (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

    Notes to Consolidated Condensed Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

    Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited). . . . . . . . . . . . . 10



                                       COMMUNICATIONS AND POWER INDUSTRIES HOLDING CORPORATION

    Consolidated Condensed Balance Sheets, January 3, 1997 (unaudited) and September 27, 1996. . . . . . . . . . . . . . . . .  6

    Consolidated Condensed Statements of Operations, 14-week period ended January 3, 1997 (unaudited) and 13-week period ended
    December 29, 1995 (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

    Consolidated Condensed Statements of Cash Flows, 14-week period ended January 3, 1997 (unaudited) and 13-week period ended
    December 29, 1995 (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

    Notes to Consolidated Condensed Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

    Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited). . . . . . . . . . . . . 10

PART II:     OTHER INFORMATION

    Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

                               INTERIM CONDENSED
                          CONSOLIDATED BALANCE SHEETS
                          (In thousands - unaudited)


                                                                  January 3,  September 27,
                                      ASSETS                         1997         1996
                                                                  ---------    ---------
CURRENT ASSETS
      Cash and cash equivalents                                   $   4,184        1,753
      Accounts receivable, net                                       36,495       50,380
      Inventories                                                    48,938       46,471
      Deferred taxes                                                  7,109        7,109
      Other current assets                                            2,753        2,133
                                                                  ---------    ---------
           Total current assets                                      99,479      107,846
Property, plant, and equipment, net                                  80,987       79,873
Goodwill, net                                                        24,923       25,203
Debt issue costs, net                                                 9,138        9,651
Deferred taxes                                                        5,562        5,569
Other assets                                                             --           --
                                                                  ---------    ---------
           Total assets                                           $ 220,089      228,142
                                                                  =========    =========
                       LIABILITIES, SENIOR REDEEMABLE PREFERRED
                       STOCK AND STOCKHOLDERS' EQUITY(DEFICIT)
CURRENT LIABILITIES
      Revolving credit facility                                   $  15,700       17,000
      Accounts payable - trade                                        7,762       10,527
      Accrued expenses                                               22,126       22,371
      Product warranty                                                4,287        4,327
      Current portion of term loans                                   3,950        3,950
      Income taxes payable                                            9,480       10,560
      Advance payments from customers                                 4,956        4,535
                                                                  ---------    ---------
           Total current liabilities                                 68,261       73,270
Senior term loans                                                    33,800       35,650
Senior subordinated notes                                           100,000      100,000
Deferred taxes                                                           --           --

           Total liabilities                                        202,061      208,920
                                                                  ---------    ---------
SENIOR REDEEMABLE PREFERRED STOCK                                    15,476       14,822
                                                                  ---------    ---------
Commitments and contingencies
STOCKHOLDERS' EQUITY (DEFICIT):
      Junior Preferred Stock                                              1            1
      Common Stock                                                       --           --
      Additional paid-in capital                                     30,921       30,521
      Accumulated deficit                                           (27,316)     (25,080)
      Less stockholder loans                                         (1,054)      (1,042)
                                                                  ---------    ---------
           Net stockholders' equity (deficit)                         2,552        4,400
                                                                  ---------    ---------
           Total liabilities, senior redeemable preferred
             stock and stockholders' equity (deficit)             $ 220,089      228,142
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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

                         INTERIM CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                          (in thousands - unaudited)


                                               14-Week      13-Week
                                            period ended  period ended
                                              January 3,  December 29,
                                                 1997        1995
                                               --------    --------
 Sales                                         $ 55,322      62,633
 Cost of sales                                   42,466      45,978
                                               --------    --------
 Gross Profit                                    12,856      16,655
                                               --------    --------
 Operating costs and expenses:
       Research and development                   1,893       1,781
       Marketing                                  4,838       4,841
       General and administrative                 2,670       3,746
                                               --------    --------
 Total operating costs and expenses               9,401      10,368
                                               --------    --------
 Operating income                                 3,455       6,287
 Interest expense                                 4,770       5,000
                                               --------    --------
 Earnings (loss) before taxes                    (1,315)      1,287
 Income tax expense                                  --         476
                                               --------    --------
 Net earnings (loss)                             (1,315)        811

Preferred dividends:
      Senior Redeemable Preferred Stock             600         467
      Junior Preferred Stock                        400         311
                                               --------    --------
Earnings (loss) attributable to common stock   $ (2,315)         33
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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
    (A wholly owned subsidiary of Communications & Power Industries Holding
                                 Corporation)

                            STATEMENTS OF CASH FLOWS
                          (in thousands - unaudited)


                                                                   14-Week       13-Week
                                                                period ended   period ended
                                                                  January 3,   December 29,
                                                                     1997          1995
                                                                   -------        -------
OPERATING ACTIVITIES
        Net cash provided by (used in) operating activities        $ 8,653         (6,665)
                                                                   -------        -------
INVESTING ACTIVITIES
        Purchase of property, plant and equipment, net              (3,072)        (1,684)
        (Increase) decrease in other non current assets                 --            375
                                                                   -------        -------
        Net cash used in investing activities                       (3,072)        (1,309)
                                                                   -------        -------
FINANCING ACTIVITIES
        Net (Repayments)/Proceeds from revolving credit facility    (1,300)         6,780
        Net (Repayments)/Proceeds from senior term loans            (1,850)            --
                                                                   -------        -------
        Net cash provided by (used in) financing activities         (3,150)         6,780
                                                                   -------        -------
NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                        2,431         (1,194)
Cash and cash equivalents at beginning of period                     1,753          8,267
                                                                   -------        -------
Cash and cash equivalents at end of period                         $ 4,184          7,073
                                                                   -------        -------


See accompanying notes to the unaudited interim condensed consolidated financial statements.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

                      NOTES TO UNAUDITED INTERIM CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


The accompanying unaudited interim condensed consolidated financial statements of Communications & Power Industries, Inc. ("CPI") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and note disclosures normally included in annual financial statements have been condensed or omitted and, accordingly, these financial statements should be read in conjunction with the financial statements and the notes thereto contained in CPI's September 27, 1996 Annual Report on Form 10-K. Management believes that these unaudited interim condensed financial statements contain all adjustments, all of which are of a normal, recurring nature, necessary to a fair statement of the results for the interim period presented.

During the quarter ended January 3, 1997, CPI paid preferred dividends on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 6,002 additional shares of its Senior Redeemable Preferred Stock and 4,001 shares of its Junior Preferred Stock, respectively.

             COMMUNICATIONS & POWER INDUSTRIES, HOLDING CORPORATION
                                and subsidiaries

                               INTERIM CONDENSED
                          CONSOLIDATED BALANCE SHEETS
                          (in thousands - unaudited)


                                                                   January 3,   September 27,
                                           ASSETS                    1997          1996
                                                                   ---------    ---------
CURRENT ASSETS
      Cash and cash equivalents                                    $   4,184        1,753
      Accounts receivable, net                                        36,495       50,380
      Inventories                                                     48,938       46,471
      Deferred taxes                                                   7,109        7,109
      Other current assets                                             2,753        2,133
                                                                   ---------    ---------
           Total current assets                                       99,479      107,846
Property, plant, and equipment, net                                   80,987       79,873
Goodwill, net                                                         24,923       25,203
Debt issue costs, net                                                  9,138        9,651
Deferred taxes                                                         5,562        5,569
Other assets                                                              --           --
                                                                   ---------    ---------
           Total assets                                            $ 220,089      228,142
                                                                   =========    =========
LIABILITIES, SENIOR REDEEMABLE PREFERRED STOCK,
PREFERRED STOCK OF SUBSIDIARY AND EQUITY (DEFICIT)
CURRENT LIABILITIES
      Revolving credit facility                                    $  15,700       17,000
      Accounts payable - trade                                         7,762       10,527
      Accrued expenses                                                22,126       22,371
      Product warranty                                                 4,287        4,327
      Current portion of term loans                                    3,950        3,950
      Income taxes payable                                             9,480       10,560
      Advance payments from customers                                  4,956        4,535
                                                                   ---------    ---------
           Total current liabilities                                  68,261       73,270
Senior term loans                                                     33,800       35,650
Senior subordinated notes                                            100,000      100,000
Deferred taxes                                                            --           --
                                                                   ---------    ---------
           Total liabilities                                         202,061      208,920
                                                                   ---------    ---------
SENIOR REDEEMABLE PREFERRED STOCK OF SUBSIDIARY                       15,476       14,822
                                                                   ---------    ---------
JUNIOR PREFERRED STOCK OF SUBSIDIARY                                  11,179       10,779
                                                                   ---------    ---------
Commitments and contingencies
STOCKHOLDERS' EQUITY (DEFICIT):
      Common Stock                                                         2            2
      Additional paid-in capital                                      19,741       19,741
      Accumulated deficit                                            (27,316)     (25,080)
      Less stockholder loans                                          (1,054)      (1,042)
                                                                   ---------    ---------
           Net stockholders' equity (deficit)                         (8,627)      (6,379)
                                                                   ---------    ---------
           Total liabilities, senior redeemable preferred stock,
           preferred stock of subsidiary and equity (deficit)      $ 220,089      228,142
                                                                   =========    =========


See accompanying notes to the unaudited interim condensed consolidated financial statements.

             COMMUNICATIONS & POWER INDUSTRIES, HOLDING CORPORATION
                                and subsidiaries


                         INTERIM CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)





                                              14-Week          13-Week
                                           period ended      period ended
                                             January 3,       December 29,
                                                1997             1995
                                               --------        --------
 Sales                                         $ 55,322          62,633
 Cost of sales                                   42,466          45,978
                                               --------        --------

 Gross Profit                                    12,856          16,655
                                               --------        --------
 Operating costs and expenses:
       Research and development                   1,893           1,781
       Marketing                                  4,838           4,841
       General and administrative                 2,670           3,746
                                               --------        --------
 Total operating costs and expenses               9,401          10,368
                                               --------        --------
 Operating income                                 3,455           6,287
 Interest expense                                 4,770           5,000
                                               --------        --------
 Earnings (loss) before taxes                    (1,315)          1,287
 Income tax expense                                  --             476
                                               --------        --------
 Net earnings (loss)                             (1,315)            811

Preferred dividends:
      Senior Redeemable Preferred Stock             600             467
      Junior Preferred Stock                        400             311
                                               --------        --------
Earnings (loss) attributable to common stock   $ (2,315)             33
                                               ========        ========



See accompanying notes to the unaudited interim condensed consolidated financial statements.

             COMMUNICATIONS & POWER INDUSTRIES, HOLDING CORPORATION
                                and subsidiaries

                         INTERIM CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOW
                           (in thousands - unaudited)

                                                                      14-Week              13-Week
                                                                    period ended        period ended
                                                                    January 3,          December 29,
                                                                       1997                 1995
                                                                    -----------          -----------
OPERATING ACTIVITIES
        Net cash provided by (used in) operating activities               8,653               (6,665)
                                                                    -----------          -----------
INVESTING ACTIVITIES
        Purchase of property, plant and equipment, net                   (3,072)              (1,684)
        (Increase) decrease in other non current assets                      --                  375
                                                                    -----------          -----------
        Net cash used in investing activities                            (3,072)              (1,309)
                                                                    -----------          -----------
FINANCING ACTIVITIES
        Net (Repayments)/Proceeds from revolving credit facility         (1,300)               6,780
        Net (Repayments)/Proceeds from senior term loans                 (1,850)                  --
                                                                    -----------          -----------
        Net cash provided by (used in) financing activities              (3,150)               6,780
                                                                    -----------          -----------
NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                             2,431               (1,194)
Cash and cash equivalents at beginning of period                          1,753                8,267
                                                                    -----------          -----------
Cash and cash equivalents at end of period                          $     4,184                7,073
                                                                    ===========          ===========


See accompanying notes to the unaudited interim condensed consolidated financial statements.

             COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                      NOTES TO UNAUDITED INTERIM CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

The accompanying unaudited interim condensed consolidated financial statements of Communications & Power Industries Holding Corporation ("Holding") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted and, accordingly, these financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Holding's September 27, 1996 Annual Report on Form 10-K. Management believes that these unaudited interim condensed financial statements contain all adjustments, all of which are of a normal, recurring nature, necessary to a fair statement of the results for the interim period presented.

During the quarter ended January 3, 1997, CPI paid preferred dividends on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 6,002 additional shares of its Senior Redeemable Preferred Stock and 4,001 shares of its Junior Preferred Stock, respectively.

             COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
        (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales for the first quarter of Fiscal 1997 were $55.3 million, a decrease of $7.3 million, or 11.7%, from the first quarter of Fiscal 1996. This decrease was primarily due to shipping delays that resulted from the Company's consolidation efforts. In November 1996, the Company relocated one of its manufacturing plants from a leased facility in Santa Clara to shared facilities in Palo Alto which resulted in delays in the completion of a number of development programs and system builds. In December 1996, the Company moved the last of its product lines from Salt Lake City, Utah to San Carlos, California which impacted production yields.

In terms of markets, the shipping delays impacted both communications and electronic countermeasure sales which decreased $5.1 million, or 17.1%, and $3.0 million, or 67.0%, respectively, from the first quarter of Fiscal 1996. These short term sales declines were slightly offset by increased sales in the medical market of $.4 million, or 11.2%, and the scientific market of $.5 million or 60.3%. Radar sales and industrial sales remained relatively flat compared to the first quarter in the prior fiscal year.

Incoming orders during the first quarter of Fiscal 1997 were $66.2 million as compared to $70.2 million for the first quarter of Fiscal 1996, a decrease of 5.7%. However, incoming order levels fluctuate significantly on a quarterly basis and a particular quarter's order rate may not be indicative of future order levels. In addition, the Company's sales are highly dependent upon manufacturing scheduling, performance and shipments and, accordingly, it is not possible to predict when these orders will be recognized as sales.

Gross profit decreased from $16.7 million, or 26.6% of sales, in the first quarter of Fiscal 1996 to $12.9 million, or 23.2% of sales, in the first quarter of Fiscal 1997, primarily due to the anticipated consolidation costs compounded by the lower sales volume.

Operating costs and expenses decreased from $10.4 million, or 16.6% of sales, in the first quarter of Fiscal 1996 to $9.4 million, or 17.0% of sales, in the first quarter of Fiscal 1997. Lower costs were due to lower third party commissions related to delays in shipping product and lower management incentive accruals tied to the current quarter performance. Despite lower sales, research and development spending remained relatively flat at $1.9 million in the first quarter of Fiscal 1997 compared to $1.8 million during the same time period in Fiscal 1996, which reflects the Company's continued development of new products particularly in the communications market.

Operating income was $3.5 million, or 6.2% of sales, for the first quarter of Fiscal 1997, as compared to $6.3 million, or 10.0% of sales for the first quarter of Fiscal 1996.

             COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
        (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)


Earnings before interest, income taxes, depreciation and amortization ("EBITDA")1 for the first quarter of Fiscal 1997 was $5.7 million, compared to $9.5 million (excluding the effect of a $1.4 million charge during the quarter relating to the write-up of inventory recorded in connection with the Acquisition) for the first quarter of Fiscal 1996. Costs associated with the Salt Lake City to San Carlos consolidation, including travel and training expenses, temporary duplication of labor and facility resources and poor manufacturing yields on the moved product lines, negatively impacted EBITDA by approximately $.8 million in the first quarter of Fiscal 1997 (the final stages of the move) compared to $.5 million during the first quarter of Fiscal 1996 (the early stages). Earnings before taxes amounted to a loss of $1.3 million in the first quarter of Fiscal 1997 compared to a profit of $1.3 million during the first quarter of Fiscal 1996 due primarily to the lower sales volume.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities for the first quarter of Fiscal 1997 were $8.6 million, an increase of $15.3 million from the $6.7 million of cash used in the first quarter of Fiscal 1996. The primary reason for the increase in cash flow during the first quarter of Fiscal 1997 was a decrease in accounts receivable of $13.9 million offset partially by higher inventories of $2.5 million (shipment timing issues) and a $2.8 million reduction in accounts payable (low material receipts during the last two weeks of December related to holiday shutdowns). Operating activities funded $3.2 million of paydowns during the first quarter against CPI's revolving credit facility.

Cash flow used by investing activities was comprised principally of capital expenditures for property and equipment, which amounted to $3.1 million for the first quarter of Fiscal 1997 as compared to $1.7 million for the first quarter of Fiscal 1996. The $1.4 million increase was substantially attributable to completing the Company's consolidation efforts.

As of January 3, 1997, the Company had working capital of approximately $31.2 million, a decrease of $3.4 million, or 9.7%, from September 27, 1996. The decrease in working capital was substantially attributable to lower accounts receivable balances offset partially by cash on hand and lower liabilities including a reduced level of accounts payable outstanding and a lower balance on CPI's revolving credit facility.

The Company's current primary source of liquidity, other than funds generated from operations, is the $35.0 million revolving credit facility provided under its senior credit agreement (of which $16.2 million was available as of January 31, 1997). Management believes that the Company will have adequate capital resources and liquidity (including cash flow from operations and borrowing under its revolving credit facility) to meet its obligations, fund all required capital expenditures and pursue its business strategy for the foreseeable future and, in any event, for the next 12 months.


__________________________________

1 EBITDA is presented because it may be used by some investors as a financial indicator of the ability to service or incur indebtedness. EBITDA should not be considered as an alternative to net earnings (loss), as a measure of operating results, cash flows or liquidity.

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

No reports were filed on Form 8-K during the quarter ended January 3, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              COMMUNICATIONS & POWER INDUSTRIES, INC.


                 By:                   /s/ Al D. Wilunowski
                    -----------------------------------------------------------
                                           Al D. Wilunowski
                                 Chief Executive Officer and President
                                       Date: February 14, 1997

                 By:                    /s/ Lynn E. Harvey
                    -----------------------------------------------------------
                                            Lynn E. Harvey
                           Chief Financial Officer, Treasurer and Secretary
                              (Principal Financial and Accounting Officer)
                                          Date: February 14, 1997

                                 EXHIBIT INDEX


Exhibit Number          Description
--------------          -------------------------

    27.1                Financial Data Schedule
                        (Communications & Power Industries Holding Corporation)

    27.2                Financial Data Schedule
                        (Communications & Power Industries, Inc.)