Form 10-Q
period 1997-04-04
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORP; COMMUNICATIONS & POWER INDUSTRIES INC
filed 1997-05-19
CIK 1000654, 1000564

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           [x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended April 4, 1997
                                       OR

         [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________________ to___________________

    Commission File Number:      33-96858-01                Commission File Number:      33-96858
                             -------------------                                     ----------------

     COMMUNICATIONS & POWER INDUSTRIES HOLDING               COMMUNICATIONS & POWER INDUSTRIES, INC.
                    CORPORATION
   (Exact name of registrant as specified in its          (Exact name of registrant as specified in its
                      charter)                                              charter)

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

 Securities registered pursuant to Section 12(b) of    Securities registered pursuant to Section 12(b) of
                      the Act:                                              the Act:
                        NONE                                                  NONE

 Securities registered pursuant to Section 12(g) of    Securities registered pursuant to Section 12(g) of
                       the Act:                                              the Act:
                        NONE                                                  NONE

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No ___.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the Registrant's classes of Common Stock, as of the latest practicable date: COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION: 200,000 SHARES OF COMMON STOCK, $.01 PAR VALUE, AT MAY 1, 1997. COMMUNICATIONS & POWER INDUSTRIES, INC.: 1 SHARE OF COMMON STOCK, $.01 PAR VALUE, AT MAY 1, 1997.

             COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries
                    COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
        (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)


PART 1:      FINANCIAL INFORMATION



                   COMMUNICATIONS AND POWER INDUSTRIES, INC.

    Consolidated Condensed Balance Sheets, April 4, 1997 (unaudited) and September 27, 1996   . . . . . .  2

    Consolidated Condensed Statements of Operations, 13-week period ended
    April 4, 1997 (unaudited) and 13-week period ended March 29, 1996 (unaudited)   . . . . . . . . . . .  3

    Consolidated Condensed Statements of Operations, 27-week period ended
    April 4, 1997 (unaudited) and 26-week period ended March 29, 1996 (unaudited)   . . . . . . . . . . .  4

    Consolidated Condensed Statements of Cash Flows, 27-week period ended
    April 4, 1997 (unaudited) and 26-week period ended March 29, 1996 (unaudited)   . . . . . . . . . . .  5

    Notes to Consolidated Condensed Financial Statements (unaudited)  . . . . . . . . . . . . . . . . . .  6

    Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) . . 12



             COMMUNICATIONS AND POWER INDUSTRIES HOLDING CORPORATION

    Consolidated Condensed Balance Sheets, April 4, 1997 (unaudited) and September 27, 1996   . . . . . .  7

    Consolidated Condensed Statements of Operations, 13-week period ended
    April 4, 1997 (unaudited) and 13-week period ended March 29, 1996 (unaudited)   . . . . . . . . . . .  8

    Consolidated Condensed Statements of Operations, 27-week period ended
    April 4, 1997 (unaudited) and 26-week period ended March 29, 1996 (unaudited)   . . . . . . . . . . .  9

    Consolidated Condensed Statements of Cash Flows, 27-week period ended
    April 4, 1997 (unaudited) and 26-week period ended March 29, 1996 (unaudited)   . . . . . . . . . . . 10

    Notes to Consolidated Condensed Financial Statements (unaudited)  . . . . . . . . . . . . . . . . . . 11

    Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited) . . 12

PART II:     OTHER INFORMATION

    Other Information   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
     (A wholly owned subsidiary of Communications & Power Industries Holding
                                  Corporation)

                               INTERIM CONDENSED
                          CONSOLIDATED BALANCE SHEETS

                           (in thousands - unaudited)





                                                           April 4,   September 27,
                        ASSETS                               1997          1996
                                                          ---------      -------
CURRENT ASSETS
   Cash and cash equivalents                              $   1,386        1,753
   Accounts receivable, net                                  44,700       50,380
   Inventories                                               51,516       46,471
   Deferred taxes                                             7,109        7,109
   Other current assets                                       2,618        2,133
                                                          ---------      -------
Total current assets                                        107,329      107,846
Property, plant, and equipment, net                          82,358       79,873
Goodwill, net                                                24,657       25,203
Debt issue costs, net                                         8,845        9,651
Deferred taxes                                                5,565        5,569
Other assets                                                   --            --
                                                          ---------      -------
Total assets                                              $ 228,754      228,142
                                                          =========      =======
                         LIABILITIES, REDEEMABLE
                   PREFERRED STOCK AND EQUITY (DEFICIT)

CURRENT LIABILITIES
   Revolving credit facility                              $  26,600       17,000
   Accounts payable - trade                                  11,605       10,527
   Accrued expenses                                          15,328       22,371
   Product warranty                                           4,098        4,327
   Current portion of term loans                              3,950        3,950
   Income taxes payable                                       9,107       10,560
   Advance payments from customers                            4,404        4,535
                                                          ---------      -------
Total current liabilities                                    75,092       73,270
Senior term loans                                            32,750       35,650
Senior subordinated notes                                   100,000      100,000
Deferred taxes                                                 --             --
                                                          ---------      -------
Total liabilities                                           207,842      208,920
                                                          ---------      -------
SENIOR REDEEMABLE PREFERRED STOCK                            16,151       14,822
                                                          ---------      -------
Commitments and contingencies
STOCKHOLDERS' EQUITY (DEFICIT):
   Junior Preferred Stock                                        1             1
   Common Stock                                                --             --
   Additional paid-in capital                                31,335       30,521
   Accumulated deficit                                      (25,506)     (25,080)
   Less stockholder loans                                    (1,069)      (1,042)
                                                          ---------      -------
Net stockholders' equity (deficit)                            4,761        4,400
                                                          ---------      -------
Total liabilities, redeemable
   preferred stock and equity (deficit)                   $ 228,754      228,142
                                                          =========      =======





See accompanying notes to the unaudited interim condensed consolidated financial statements.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
     (A wholly owned subsidiary of Communications & Power Industries Holding
                                  Corporation)


                         INTERIM CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)



                                                      13-Week     13-Week
                                                   period ended  period ended
                                                       April 4,    March 29,
                                                        1997         1996
                                                      -------       ------
      Sales                                           $63,869       63,467
      Cost of sales                                    46,096       45,861
                                                      -------       ------
      Gross Profit                                     17,773       17,606
                                                      -------       ------
      Operating costs and expenses:
                Research and development                1,831        1,919
                Marketing                               5,250        4,892
                General and administrative              2,885        2,801
                                                      -------       ------
      Total operating costs and expenses                9,966        9,612
                                                      -------       ------

      Operating income                                  7,807        7,994
      Interest expense                                  4,722        4,620
                                                      -------       ------
      Earnings before taxes                             3,085        3,374
      Income tax expense                                  195        1,249
                                                      -------       ------
      Net earnings (loss)                               2,890        2,125

     Preferred dividends:
               Senior Redeemable Preferred Stock          621          541
               Junior Preferred Stock                     414          361
                                                      -------       ------
     Earnings attributable to common stock            $ 1,855        1,223
                                                      =======       ======





See accompanying notes to the unaudited interim condensed consolidated financial statements.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
 (A wholly owned subsidiary of Communications & Power Industries Holding
                                  Corporation)


                         INTERIM CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)




                                                        27-Week          26-Week
                                                      period ended    period ended
                                                       April 4,        March 29,
                                                         1997            1996
                                                      ---------         -------

            Sales                                     $ 119,191         126,100
            Cost of sales                                88,562          91,839
                                                      ---------         -------
            Gross Profit                                 30,629          34,261
                                                      ---------         -------
            Operating costs and expenses:
                Research and development                  3,724           3,700
                Marketing                                10,088           9,733
                General and administrative                5,555           6,547
                                                      ---------         -------
            Total operating costs and expenses           19,367          19,980
                                                      ---------         -------

            Operating income                             11,262          14,281
            Interest expense                              9,492           9,620
                                                      ---------         -------
            Earnings before taxes                         1,770           4,661
            Income tax expense                              195           1,725
                                                      ---------         -------
            Net earnings (loss)                           1,575           2,936

           Preferred dividends:
               Senior Redeemable Preferred Stock          1,221           1,008
               Junior Preferred Stock                       814             672
                                                      ---------         -------
           Earnings attributable to common stock      $    (460)          1,256
                                                      =========         =======





See accompanying notes to the unaudited interim condensed consolidated financial statements.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
 (A wholly owned subsidiary of Communications & Power Industries Holding
                                  Corporation)


                            STATEMENTS OF CASH FLOWS
                           (in thousands - unaudited)

                                                                   27-Week      26-Week
                                                                   period       period
                                                                    ended       ended
                                                                   April 4,   March 29,
                                                                     1997        1996
                                                                   -------       -------
OPERATING ACTIVITIES
     Net cash provided by (used in) operating
     activities                                                    $  (347)        4,395
                                                                   -------       -------
INVESTING ACTIVITIES
     Purchase of property, plant and equipment, net                 (6,528)       (4,396)
     (Increase) decrease in other non current assets                  --            (122)
                                                                   -------       -------
     Net cash used in investing activities                          (6,528)       (4,518)
                                                                   -------       -------
FINANCING ACTIVITIES
     Net (Repayments)/Proceeds from debt issue costs                  (192)         (250)
     Net (Repayments)/Proceeds from stockholder loans                 --              10
     Net (Repayments)/Proceeds from  revolving creditfacility        9,600        (3,100)
     Net (Repayments)/Proceeds from senior term loans               (2,900)         --
                                                                   -------       -------
     Net cash provided by (used in) financing activities             6,508        (3,340)
                                                                   -------       -------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                          (367)       (3,463)
Cash and cash equivalents at beginning of period                     1,753         8,267
                                                                   -------       -------
Cash and cash equivalents at end of period                         $ 1,386         4,804
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

During the quarter ended April 4, 1997, CPI paid preferred dividends on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 6,212 additional shares of its Senior Redeemable Preferred Stock and 4,141 shares of its Junior Preferred Stock, respectively. During the first half ended April 4, 1997, the Company paid preferred dividends through the issuance of 12,214 shares of its Senior Redeemable Preferred Stock and 8,142 shares of its Junior Preferred Stock.

             COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries


                               INTERIM CONDENSED
                          CONSOLIDATED BALANCE SHEETS
                           (in thousands - unaudited)



                                                                  April 4,    September 27,
              ASSETS                                                1997         1996
                                                                 ---------     ---------
CURRENT ASSETS
    Cash and cash equivalents                                   $   1,386          1,753
    Accounts receivable, net                                       44,700         50,380
    Inventories                                                    51,516         46,471
    Deferred taxes                                                  7,109          7,109
    Other current assets                                            2,618          2,133
                                                                ---------      ---------
Total current assets                                              107,329        107,846
Property, plant, and equipment, net                                82,358         79,873
Goodwill, net                                                      24,657         25,203
Debt issue costs, net                                               8,845          9,651
Deferred taxes                                                      5,565          5,569
Other assets                                                           --             --
                                                                ---------      ---------
Total assets                                                    $ 228,754        228,142
                                                                =========      =========
LIABILITIES, REDEEMABLE PREFERRED STOCK,
PREFERRED STOCK OF SUBSIDIARY AND EQUITY
(DEFICIT)
CURRENT LIABILITIES
    Revolving credit facility                                   $  26,600         17,000
    Accounts payable - trade                                       11,605         10,527
    Accrued expenses                                               15,328         22,371
    Product warranty                                                4,098          4,327
    Current portion of term loans                                   3,950          3,950
    Income taxes payable                                            9,107         10,560
    Advance payments from customers                                 4,404          4,535
                                                                ---------      ---------
Total current liabilities                                          75,092         73,270
Senior term loans                                                  32,750         35,650
Senior subordinated notes                                         100,000        100,000
Deferred taxes                                                         --             --
                                                                ---------      ---------
Total liabilities                                                 207,842        208,920
                                                                ---------      ---------
SENIOR REDEEMABLE PREFERRED STOCK OF SUBSIDIARY                    16,151         14,822
                                                                ---------      ---------
JUNIOR PREFERRED STOCK OF SUBSIDIARY                               11,593         10,779
                                                                ---------      ---------
Commitments and contingencies
STOCKHOLDERS' EQUITY (DEFICIT):
    Common Stock                                                        2              2
    Additional paid-in capital                                     19,741         19,741
    Accumulated deficit                                           (25,506)       (25,080)
    Less stockholder loans                                         (1,069)        (1,042)
                                                                ---------      ---------
Net stockholders' equity (deficit)                                 (6,832)        (6,379)
                                                                ---------      ---------
Total liabilities, redeemable preferred stock,
    preferred stock of subsidiary and equity (deficit)          $ 228,754        228,142
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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries



                         INTERIM CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)



                                                  13-Week        13-Week
                                                   period         period
                                                    ended         ended
                                                   April 4,     March 29,
                                                     1997         1996
                                                   -------       -------
         Sales                                     $63,869       63,467
         Cost of sales                              46,096       45,861
                                                   -------      -------
         Gross Profit                               17,773       17,606
                                                   -------      -------
         Operating costs and expenses:
             Research and development                1,831        1,919
             Marketing                               5,250        4,892
             General and administrative              2,885        2,801
                                                   -------      -------
         Total operating costs and expenses          9,966        9,612
                                                   -------      -------
         Operating income                            7,807        7,994
         Interest expense                            4,722        4,620
                                                   -------      -------
         Earnings before taxes                       3,085        3,374
         Income tax expense                            195        1,249
                                                   -------      -------
         Net earnings (loss)                         2,890        2,125

        Preferred dividends:
            Senior Redeemable Preferred Stock          621          541
            Junior Preferred Stock                     414          361
                                                   -------      -------
        Earnings attributable to common stock      $ 1,855        1,223
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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                         INTERIM CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)




                                                  27-Week          26-Week
                                                   period           period
                                                    ended            ended
                                                   April 4,        March 29,
                                                    1997             1996
                                                 ---------       ---------
       Sales                                     $ 119,191         126,100
       Cost of sales                                88,562          91,839
                                                 ---------       ---------
       Gross Profit                                 30,629          34,261
                                                 ---------       ---------
       Operating costs and expenses:
           Research and development                  3,724           3,700
           Marketing                                10,088           9,733
           General and administrative                5,555           6,547
                                                 ---------       ---------
       Total operating costs and expenses           19,367          19,980
                                                 ---------       ---------
       Operating income                             11,262          14,281
       Interest expense                              9,492           9,620
                                                 ---------       ---------
       Earnings before taxes                         1,770           4,661
       Income tax expense                              195           1,725
                                                 ---------       ---------
       Net earnings (loss)                           1,575           2,936

      Preferred dividends:
          Senior Redeemable Preferred Stock          1,221           1,008
          Junior Preferred Stock                       814             672
                                                 ---------       ---------
      Earnings attributable to common stock      $    (460)          1,256
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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                            STATEMENTS OF CASH FLOWS
                           (in thousands - unaudited)

                                                                   27-Week      26-Week
                                                                   period       period
                                                                    ended       ended
                                                                   April 4,    March 29,
                                                                     1997        1996
                                                                   -------       -------
OPERATING ACTIVITIES
     Net cash provided by (used in) operating
     activities                                                    $  (347)        4,395
                                                                   -------       -------
INVESTING ACTIVITIES
     Purchase of property, plant and equipment, net                 (6,528)       (4,396)
     (Increase) decrease in other non current assets                  --            (122)
                                                                   -------       -------
     Net cash used in investing activities                          (6,528)       (4,518)
                                                                   -------       -------
FINANCING ACTIVITIES
     Net (Repayments)/Proceeds from debt issue costs                  (192)         (250)
     Net (Repayments)/Proceeds from stockholder loans                 --              10
     Net (Repayments)/Proceeds from revolving credit facility        9,600        (3,100)
     Net (Repayments)/Proceeds from senior term loans               (2,900)         --
                                                                   -------       -------
     Net cash provided by (used in) financing activities             6,508        (3,340)
                                                                   -------       -------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                          (367)       (3,463)
Cash and cash equivalents at beginning of period                     1,753         8,267
                                                                   -------       -------
Cash and cash equivalents at end of period                         $ 1,386         4,804
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

During the quarter ended April 4, 1997, CPI paid preferred dividends on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 6,212 additional shares of its Senior Redeemable Preferred Stock and 4,141 shares of its Junior Preferred Stock, respectively. During the first half ended April 4, 1997, CPI paid preferred dividends through the issuance of 12,214 shares of its Senior Redeemable Preferred Stock and 8,142 shares of its Junior Preferred Stock.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
    (A wholly owned subsidiary of Communications & Power Industries Holding
                                  Corporation)




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incoming orders during the second quarter of Fiscal 1997 were $75.5 million as compared to $66.7 for the second quarter of Fiscal 1996, an increase of 13.2%. Orders during the first six months of Fiscal 1997 were $141.7 million as compared to $136.8 million over the comparable period in the prior fiscal year, a growth rate of 3.6%. However, incoming order levels fluctuate significantly on a quarterly basis and a particular quarter's order rate may not be indicative of future order levels. In addition, the Company's sales are highly dependent upon manufacturing scheduling, performance and shipments and, accordingly, it is not possible to accurately predict when these orders will be recognized as sales.

As of April 4, 1997, the Company had an order backlog of $173.2 million, representing approximately eight months of sales compared to order backlog of $155.6 million as of March 29, 1996.

Sales for the second quarter of Fiscal 1997 were $63.9 million, an increase of $.4 million, or .6%, from the second quarter of Fiscal 1996. Sales for the first six months of Fiscal 1997 were $119.2 million, a decrease of $6.9 million, or 5.5% below the comparable period in the prior fiscal year. For Fiscal 1997, sales for the second quarter showed a 15.5% improvement over the first quarter sales of $55.3 million which were affected by the completion of the Company's consolidation efforts. In November 1996, the Company relocated one of its manufacturing plants from a leased facility in Santa Clara to shared facilities in Palo Alto which resulted in shipping delays and, in December 1996, the Company moved the last of its product lines from Salt Lake City, Utah to San Carlos, California which impacted production yields.

In terms of markets, the sales decline for the first six months of Fiscal 1997 was reflected in lower sales in the communications, electronic countermeasures and industrial markets, partially offset by higher sales of product in the radar and scientific markets. Medical sales remained relatively flat compared to the same time period in the prior fiscal year. Communications sales totaled $55.1 million for the first six months of Fiscal 1997 and were down $2.9 million, or 5%, from the six months of Fiscal 1996. However, for Fiscal 1997, second quarter shipments in this market were up $5.5 million, or 22.3%, from the first quarter which reflects the anticipated recovery from shipping delays related to consolidation activities and related to the production ramp-up necessary to meet the demand for new Satcom products. Electronic countermeasure sales were $38.1 million for the first six months, which was a decrease of $4.7 million, or 52.4%, compared to the same time period in Fiscal 1996. This decrease was the result of a gap between the completion of a one major customer program and the phase in of another customer program.
Industrial sales were $11.2 million, a decrease of $1.9 million, or 14.4%, compared to prior year which is due to the timing of customer defined delivery schedules. Radar sales were $38.1 million, an increase of $1.9 million, or 5.3%, from prior year due to strong order receipts as OEM consolidations and downsizing has promoted outsource requirements for amplifier and transmitter subsystems which the Company manufactures. Scientific sales increased $.6 million, or 32.9%, due to an anticipated increase in several new development programs.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries

    (A wholly owned subsidiary of Communications & Power Industries Holding
                                  Corporation)


Gross profit increased to $17.8 million, or 27.8% of sales, in the second quarter of Fiscal 1997 from $17.6 million, or 27.7% of sales, in the second quarter of Fiscal 1996 based on the slight increase in sales volume and despite an increase in depreciation expense of approximately $.5 million. However, comparing the first six months of Fiscal 1997 to Fiscal 1996, gross profit decreased to $30.6 million, or 25.7% of sales, from $34.3 million, or 27.2% of sales, due to the impact of planned consolidation efforts including lower sales volume in the first quarter of Fiscal 1997, higher integration costs related to the last product line moved from Utah, and higher depreciation expense of approximately $.8 million related mainly to facilities upgrades required to complete the moves.

Operating costs and expenses increased to $10.0 million, or 15.6% of sales, in the second quarter of Fiscal 1997 from $9.6 million, or 14.4% of sales, in the second quarter of Fiscal 1996 primarily due to an increase in marketing efforts which correspond to the increase in order receipts. Operating costs and expenses for the first six months of Fiscal 1997 were $19.4 million, or 16.8% of sales, which is a decrease from $20.0 million, or 15.8% of sales, for the first six months of Fiscal 1996 due to lower general and administrative costs primarily related to reduced management incentive accruals tied to first half performance.

Operating income was $7.8 million, or 12.2% of sales, for the second quarter of Fiscal 1997, as compared to $8.0 million, or 12.6% of sales for the second quarter of Fiscal 1996. Operating income was $11.3 million, or 9.4% of sales for the first six months of Fiscal 1997, as compared to $14.3 million, or 11.3% of sales for the first six months of Fiscal 1996. The $3.0 million decrease in operating income in the first half of Fiscal 1997 was primarily related to the first quarter impact of consolidation efforts described above.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") for the second quarter of Fiscal 1997 was $10.1 million, or 15.9% of sales, which was consistent with the Company's performance of $10.1 million (excluding the effect of a $.3 million charge during the quarter relating to the write-up of inventory recorded in connection with the Acquisition), or 16.0% of sales, for the second quarter of Fiscal 1996. This represents a significant improvement over the Company's first quarter EBITDA of only $5.7 million, or 10.3% of sales, which was impacted by lower volume and higher move-related production costs. EBITDA for the first six months of Fiscal 1997 was $15.8 million, or 13.3% of sales, compared to $19.7 million (excluding a $1.7 million charge for the write-up of inventory), or 15.6% of sales, for the first six months of Fiscal 1996. Costs associated with the Salt Lake City to San Carlos consolidation, including travel and training expenses, temporary duplication of labor and facility resources and poor manufacturing yields on the moved product lines, negatively impacted EBITDA by approximately $1.9 million in the first half of Fiscal 1997 (the final stages of the move) compared to $.8 million during the first half of Fiscal 1996 (the initial planning stages of the move).

Earnings before taxes amounted to $3.1 million and $1.7 million for the 13-week and 27-week periods ended April 4, 1997, respectively, as compared to $3.4 million and $4.7 million for the 13-week and 26-week periods ended March 29, 1996. The decrease of $2.9 million, or 62.0%, for the first six months of Fiscal 1997 was due to the impact of the Company's consolidation efforts described above, including additional depreciation expense of $.9 million, offset partially by lower incentive accruals and lower interest. Interest was $9.5 million in the first half of Fiscal 1997 ($8.5 million of cash interest expense) compared to $9.6 million in the first half of Fiscal 1996 ($8.6 million of cash interest expense).

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
    (A wholly owned subsidiary of Communications & Power Industries Holding
                                  Corporation)



LIQUIDITY AND CAPITAL RESOURCES

Cash used by operating activities for the first six months of Fiscal 1997 was $.3 million, a decrease of $4.7 million from the $4.4 million provided by operating activities during the first six months of Fiscal 1996. Cash used in operations was primarily the result of increases in inventory of $5.0 million, cash tax payments of $1.6 million and lower levels of deferred liabilities due to the timing of cash payments required for payroll, supplemental property taxes and interest. These cash needs were partially offset by lower levels of accounts receivable and higher levels of outstanding accounts payable.

Cash flow from investing activities was comprised principally of capital expenditures for property and equipment, which amounted to $6.5 million for the first six months of Fiscal 1997 as compared to $4.4 million for the first half of Fiscal 1996. The $2.1 million increase was primarily attributable to the Company's consolidation efforts. These investing activities, combined with the cash needs of operations, required $6.7 million of net proceeds during the first six months from the Company's senior credit agreement.

As of April 4, 1997, the Company had working capital of approximately $32.2 million, a decrease of $2.3 million, or 6.8%, from September 27, 1996. The decrease in working capital was substantially attributable to a higher balance on the Company's revolving credit facility offset partially by lower accrued expenses.

The Company's current primary source of liquidity, other than funds generated from operations, is the $35.0 million revolving credit facility provided under its senior credit agreement (of which $5.4 million was available as of May 2, 1997). Management believes that the Company will have adequate capital resources and liquidity (including cash flow from operations and borrowing under its revolving credit facility) to meet its obligations, fund all required capital expenditures and pursue its business strategy for the foreseeable future and, in any event, for the next 12 months.

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

No reports were filed on Form 8-K during the quarter ended April 4, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               COMMUNICATIONS & POWER INDUSTRIES, INC.

                               By:        /s/ AL D. WILUNOWSKI
                                  --------------------------------------------
                                         Al D. Wilunowski
                               Chief Executive Officer and President
                                       Date:  May 16, 1997



                               By:       /s/ LYNN E. HARVEY
                                  --------------------------------------------
                                             Lynn E. Harvey
                               Chief Financial Officer, Treasurer and Secretary
                                  (Principal Financial and Accounting Officer)
                                          Date:  May 16, 1997

                                 EXHIBIT INDEX



EXHIBIT
  NO.                         Description.
-------                       ------------




27.1                          Financial Data Schedule

27.2                          Financial Data Schedule