Form 10-Q
period 1997-07-04
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORP; COMMUNICATIONS & POWER INDUSTRIES INC
filed 1997-08-18
CIK 1000654, 1000564

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       For the quarter ended July 4, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

       For the transition period from _________________ to ______________

      Commission File Number: 33-96858-01                        Commission File Number:     33-96858
         COMMUNICATIONS & POWER                                        COMMUNICATIONS & POWER
     INDUSTRIES HOLDING CORPORATION                                       INDUSTRIES, INC.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the Registrant's classes of Common Stock, as of the latest practicable date: Communications & Power Industries Holding Corporation: 199,850 shares of Common Stock, $.01 par value, at July 4, 1997. Communications & Power Industries, Inc.: 1 share of Common Stock, $.01 par value, at July 4, 1997.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

PART 1:       FINANCIAL INFORMATION

                    COMMUNICATIONS AND POWER INDUSTRIES, INC.

     Consolidated Condensed Balance Sheets, July 4, 1997 (unaudited) and
     September 27, 1996..................................................................................2

     Consolidated Condensed Statements of Operations, 13-week period ended
     July 4, 1997 (unaudited) and 13-week period ended June 28, 1996 (unaudited).........................3

     Consolidated Condensed Statements of Operations, 40-week period ended
     July 4, 1997 (unaudited) and 39-week period ended June 28, 1996 (unaudited).........................4

     Consolidated Condensed Statements of Cash Flows, 40-week period ended
     July 4, 1997 (unaudited) and 39-week period ended June 28, 1996 (unaudited).........................5

     Notes to Consolidated Condensed Financial Statements (unaudited)....................................6

     Management's Discussion and Analysis of Financial Condition and Results of Operations
     (Unaudited)........................................................................................12

             COMMUNICATIONS AND POWER INDUSTRIES HOLDING CORPORATION

     Consolidated Condensed Balance Sheets, July 4, 1997 (unaudited) and
     September 27, 1996..................................................................................7

     Consolidated Condensed Statements of Operations, 13-week period ended
     July 4, 1997 (unaudited) and 13-week period ended June 28, 1996 (unaudited).........................8

     Consolidated Condensed Statements of Operations, 40-week period ended
     July 4, 1997 (unaudited) and 39-week period ended June 28, 1996 (unaudited).........................9

     Consolidated Condensed Statements of Cash Flows, 40-week period ended
     July 4, 1997 (unaudited) and 39-week period ended June 28, 1996 (unaudited)........................10

     Notes to Consolidated Condensed Financial Statements (unaudited)...................................11

     Management's Discussion and Analysis of Financial Condition and Results of Operations
     (Unaudited)........................................................................................12

PART II:      OTHER INFORMATION

     Other Information .................................................................................14

SIGNATURES..............................................................................................15

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)


                                INTERIM CONDENSED
                           CONSOLIDATED BALANCE SHEETS
                           (in thousands - unaudited)

                      ASSETS
                      ------                      July 4,      September 27,
                                                   1997           1996
                                                 ---------      ---------
Current Assets
    Cash and cash equivalents                    $   2,234          1,753
    Accounts receivable, net                        47,657         50,380
    Inventories                                     52,471         46,471
    Deferred taxes                                   7,109          7,109
    Other current assets                             1,153          2,133
                                                 ---------      ---------
Total current assets                               110,624        107,846
Property, plant, and equipment, net                 81,560         79,873
Goodwill, net                                       24,410         25,203
Debt issue costs, net                                8,395          9,651
Deferred taxes                                       5,572          5,569
                                                 ---------      ---------
Total assets                                     $ 230,561        228,142
                                                 =========      =========
              LIABILITIES, REDEEMABLE
        PREFERRED STOCK AND EQUITY (DEFICIT)
        ------------------------------------
Current Liabilities
    Revolving credit facility                    $  23,900         17,000
    Accounts payable - trade                         9,267         10,527
    Accrued expenses                                19,999         22,371
    Product warranty                                 4,078          4,327
    Current portion of term loans                    3,950          3,950
    Income taxes payable                             9,456         10,560
    Advance payments from customers                  3,583          4,535
                                                 ---------      ---------
Total current liabilities                           74,233         73,270
Senior term loans                                   31,700         35,650
Senior subordinated notes                          100,000        100,000
                                                 ---------      ---------
Total liabilities                                  205,933        208,920
                                                 ---------      ---------
Senior Redeemable Preferred Stock                   16,847         14,822
                                                 ---------      ---------
Commitments and contingencies
Stockholders' Equity (Deficit):
    Junior Preferred Stock                               1              1
    Common Stock                                         -              -
    Additional paid-in capital                      31,748         30,521
    Accumulated deficit                            (22,883)       (25,080)
    Less stockholder loans                          (1,085)        (1,042)
                                                 ---------      ---------
Net stockholders' equity (deficit)                   7,781          4,400
                                                 ---------      ---------
Total liabilities, redeemable
    preferred stock and equity (deficit)         $ 230,561        228,142
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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
        (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)



                         INTERIM CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS

                           (in thousands - unaudited)





                                                  13-Week               13-Week
                                               period ended          period ended
                                                 July 4,               June 28,
                                                   1997                  1996
                                               ------------          ------------
Sales                                           $  66,198               62,048

Cost of sales                                      46,754               46,027
                                                ---------              -------
Gross Profit                                       19,444               16,021
                                                ---------              -------
Operating costs and expenses:
  Research and development                          1,941                2,281
  Marketing                                         4,783                4,519
  General and administrative                        3,758                3,616
                                                ---------              -------
Total operating costs and expenses                 10,482               10,416
                                                ---------              -------
Operating income                                    8,962                5,605

Interest expense                                    4,753                4,552
                                                ---------              -------
Earnings before taxes                               4,209                1,053

Income tax expense                                    463                  390
                                                ---------              -------
Net earnings (loss)                                 3,746                  663

Preferred dividends:
  Senior Redeemable Preferred Stock                   643                  561
  Junior Preferred Stock                              429                  374
                                                ---------              -------
Earnings attributable to common stock           $   2,674                 (272)
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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
        (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)

                         INTERIM CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)

                                                40-Week              39-Week
                                              period ended         period ended
                                                July 4,              June 28,
                                                 1997                  1996
                                              ------------         ------------
Sales                                           $185,389              $188,148
Cost of sales                                    135,316               137,866
                                                --------              --------
Gross Profit                                      50,073                50,282
                                                --------              --------
Operating costs and expenses:
  Research and development                         5,665                 5,981
  Marketing                                       14,871                14,252
  General and administrative                       9,313                10,163
                                                --------              --------
Total operating costs and expenses                29,849                30,396
                                                --------              --------
Operating income                                  20,224                19,886
Interest expense                                  14,245                14,172
                                                --------              --------
Earnings before taxes                              5,979                 5,714
Income tax expense                                   658                 2,115
                                                --------              --------
Net earnings (loss)                                5,321                 3,599
Preferred dividends:
  Senior Redeemable Preferred Stock                1,864                 1,568
  Junior Preferred Stock                           1,243                 1,046
                                                --------              --------
Earnings attributable to common stock           $  2,214              $    985
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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

                            STATEMENTS OF CASH FLOWS
                           (in thousands - unaudited)

                                                                    40-Week      39-Week
                                                                  period ended period ended
                                                                     July 4,     June 28,
                                                                      1997        1996
                                                                    -------      -------
OPERATING ACTIVITIES
      Net cash provided by (used in) operating activities           $ 5,677       10,334
                                                                    -------      -------
INVESTING ACTIVITIES
      Purchase of property, plant and equipment, net                 (7,937)      (8,422)
      (Increase) decrease in other non current assets                     -          (73)
                                                                    -------      -------
      Net cash used in investing activities                          (7,937)      (8,495)
                                                                    -------      -------
FINANCING ACTIVITIES
      Net (Repayments)/Proceeds from debt issue costs                  (193)        (280)
      Net (Repayments)/Proceeds from stockholder loans                    -           25
      Net (Repayments)/Proceeds from  revolving credit facility       6,900       (6,800)
      Net (Repayments)/Proceeds from senior term loans               (3,950)           -
      Net (Repayments)/Proceeds from treasury stock                     (15)           -
                                                                    -------      -------
      Net cash provided by (used in) financing activities             2,742       (7,055)
                                                                    -------      -------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                            482       (5,216)
Cash and cash equivalents at beginning of period                      1,753        8,267
                                                                    -------      -------
Cash and cash equivalents at end of period                          $ 2,235        3,051
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

During the quarter ended July 4, 1997, CPI paid preferred dividends on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 6,429 additional shares of its Senior Redeemable Preferred Stock and 4,286 shares of its Junior Preferred Stock, respectively. During the three quarters ended July 4, 1997, the Company paid preferred dividends through the issuance of 18,643 shares of its Senior Redeemable Preferred Stock and 12,428 shares of its Junior Preferred Stock.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                                INTERIM CONDENSED
                           CONSOLIDATED BALANCE SHEETS
                           (in thousands - unaudited)

                      ASSETS                                  July 4,     September 27,
                      ------                                   1997           1996
                                                             ---------      ---------
Current Assets
    Cash and cash equivalents                                $   2,234      $   1,753
    Accounts receivable, net                                    47,657         50,380
    Inventories                                                 52,471         46,471
    Deferred taxes                                               7,109          7,109
    Other current assets                                         1,153          2,133
                                                             ---------      ---------
Total current assets                                           110,624        107,846
Property, plant, and equipment, net                             81,560         79,873
Goodwill, net                                                   24,410         25,203
Debt issue costs, net                                            8,395          9,651
Deferred taxes                                                   5,572          5,569
                                                             =========      =========
Total assets                                                 $ 230,561      $ 228,142
                                                             =========      =========
LIABILITIES, REDEEMABLE PREFERRED STOCK,
PREFERRED STOCK OF SUBSIDIARY AND EQUITY (DEFICIT)
--------------------------------------------------
Current Liabilities
    Revolving credit facility                                $  23,900      $  17,000
    Accounts payable - trade                                     9,267         10,527
    Accrued expenses                                            19,999         22,371
    Product warranty                                             4,078          4,327
    Current portion of term loans                                3,950          3,950
    Income taxes payable                                         9,456         10,560
    Advance payments from customers                              3,583          4,535
                                                                            ---------
Total current liabilities                                       74,233         73,270
Senior term loans                                               31,700         35,650
Senior subordinated notes                                      100,000        100,000
                                                             ---------      ---------
Total liabilities                                              205,933        208,920
                                                             ---------      ---------
Senior Redeemable Preferred Stock of Subsidiary                 16,847         14,822
                                                             ---------      ---------
Junior Preferred Stock of Subsidiary                            12,021         10,779
                                                             ---------      ---------
Commitments and contingencies
Stockholders' Equity (Deficit):
    Common Stock                                                     2              2
       Issued - 200,000 shares
    Less Treasury Stock                                              -              -
       150 shares
    Additional paid-in capital                                  19,726         19,741
    Accumulated deficit                                        (22,883)       (25,080)
    Less stockholder loans                                      (1,085)        (1,042)
                                                             ---------      ---------
Net stockholders' equity (deficit)                              (4,240)        (6,379)
                                                             ---------      ---------
Total liabilities, redeemable preferred stock, preferred
    stock of subsidiary and equity (deficit)                 $ 230,561      $ 228,142
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

             COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                         INTERIM CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)


                                                    13-Week         13-Week
                                                 period ended    period ended
                                                    July 4,        June 28,
                                                     1997            1996
                                                  ----------      ---------
  Sales                                           $   66,198      $  62,048

  Cost of sales                                       46,754         46,027
                                                  ----------      ---------
  Gross Profit                                        19,444         16,021
                                                  ----------      ---------
  Operating costs and expenses:

    Research and development                           1,941          2,281

    Marketing                                          4,783          4,519

    General and administrative                         3,758          3,616
                                                  ----------      ---------
  Total operating costs and expenses                  10,482         10,416
                                                  ----------      ---------
  Operating income                                     8,962          5,605

  Interest expense                                     4,753          4,552
                                                  ----------      ---------
  Earnings before taxes                                4,209          1,053

  Income tax expense                                     463            390
                                                  ----------      ---------
  Net earnings (loss)                                  3,746            663

  Preferred dividends:

    Senior Redeemable Preferred Stock                    643            561

    Junior Preferred Stock                               429            374
                                                  ----------      ---------
  Earnings attributable to common stock           $    2,674      $    (272)
                                                  ==========      =========


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

             COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                         INTERIM CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)


                                                    40-Week         40-Week
                                                 period ended    period ended
                                                    July 4,        June 28,
                                                     1997            1996
                                                  ----------      ---------
  Sales                                           $  185,389      $ 188,148

  Cost of sales                                      135,316        137,866
                                                  ----------      ---------
  Gross Profit                                        50,073         50,282
                                                  ----------      ---------
  Operating costs and expenses:

    Research and development                           5,665          5,981

    Marketing                                         14,871         14,252

    General and administrative                         9,313         10,163
                                                  ----------      ---------
  Total operating costs and expenses                  29,849         30,396
                                                  ----------      ---------
  Operating income                                    20,224         19,886

  Interest expense                                    14,245         14,172
                                                  ----------      ---------
  Earnings before taxes                                5,979          5,714

  Income tax expense                                     658          2,115
                                                  ----------      ---------
  Net earnings (loss)                                  5,321          3,599

  Preferred dividends:

    Senior Redeemable Preferred Stock                  1,864          1,568

    Junior Preferred Stock                             1,243          1,046
                                                  ----------      ---------
  Earnings attributable to common stock           $    2,214      $     985
                                                  ==========      =========


                    See accompanying notes to the unaudited
              interim condensed consolidated financial statements.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                            STATEMENTS OF CASH FLOWS
                           (in thousands - unaudited)

                                                                   40-Week       39-Week
                                                                 period ended  period ended
                                                                    July 4      June 28,
                                                                     1997        1996
                                                                   -------      -------
OPERATING ACTIVITIES
      Net cash provided by (used in) operating activities          $ 5,677      $10,334
                                                                   -------      -------
INVESTING ACTIVITIES
      Purchase of property, plant and equipment, net                (7,937)      (8,422)
      (Increase) decrease in other non current assets                    -          (73)
                                                                   -------      -------
      Net cash used in investing activities                         (7,937)      (8,495)
                                                                   -------      -------
FINANCING ACTIVITIES
      Net (Repayments)/Proceeds from debt issue costs                 (193)        (280)
      Net (Repayments)/Proceeds from stockholder loans                   -           25
      Net (Repayments)/Proceeds from revolving credit facility       6,900       (6,800)
      Net (Repayments)/Proceeds from senior term loans              (3,950)           -
      Net (Repayments)/Proceeds from treasury stock                    (15)           -
                                                                   -------      -------
      Net cash provided by (used in) financing activities            2,742       (7,055)
                                                                   -------      -------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                           482       (5,216)
Cash and cash equivalents at beginning of period                     1,753        8,267
                                                                   =======      =======
Cash and cash equivalents at end of period                         $ 2,235      $ 3,051
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

During the quarter ended July 4, 1997, CPI paid preferred dividends on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 6,429 additional shares of its Senior Redeemable Preferred Stock and 4,286 shares of its Junior Preferred Stock, respectively. During the three quarters ended July 4, 1997, CPI paid preferred dividends through the issuance of 18,643 shares of its Senior Redeemable Preferred Stock and 12,428 shares of its Junior Preferred Stock.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Orders during the third quarter of Fiscal 1997 were $74.1 million as compared to $61.5 for the third quarter of Fiscal 1996, an increase of 20.4%. Orders during the first nine months of Fiscal 1997 were $215.8 million as compared to $198.3 million over the comparable period in the prior fiscal year, a growth rate of 8.8%. However, incoming order levels fluctuate significantly on a quarterly basis and a particular quarter's order rate may not be indicative of future order levels. In addition, the Company's sales are highly dependent upon manufacturing scheduling, performance and shipments and, accordingly, it is not possible to accurately predict when these orders will be recognized as sales.

As of July 4, 1997, the Company had an order backlog of $180.9 million, representing over eight months of sales compared to order backlog of $153.4 million as of June 28, 1996.

Sales for the third quarter of Fiscal 1997 were $66.2 million compared to $62.0 million for the third quarter of Fiscal 1996, an increase of 6.7%. Compared to the first and second quarters of Fiscal 1997 with revenues of $55.3 million and $63.9 million, respectively, the third quarter reflects the Company's anticipated recovery from shipping delays tied to consolidation efforts that were completed earlier in the year. Although improvements have been made, the Company has continued to experience below expected performance levels on the product lines moved from Salt Lake City, Utah to San Carlos, California primarily due to poor tooling quality and parts shortages by outside vendors that are struggling to meet the higher volume level. Sales for the first nine months of Fiscal 1997 were $185.4 million, a decrease of $2.8 million, or 1.5%, below the comparable period in the prior fiscal year, due to the impact that the relocation of facilities had on the beginning of the 1997 fiscal year.

In terms of markets, lower sales for the first nine months of Fiscal 1997 compared to Fiscal 1996 were due to lower sales in the electronic countermeasures and industrial markets of $5.4 million and $2.0 million, respectively, partially offset by higher sales in each of the Company's other markets. Sales were down in electronic countermeasures due to product development delays in a new transmitter application and in the industrial market due to the timing of customer defined delivery schedules. Sales in the communications market were up $2.2 million, or 2.5%, reflecting the impact of new product releases. Radar sales were up $1.7 million, or 3.0%, as a result of strong order receipts for spares and upgrades from both OEM's and government agency end users. Medical and scientific sales increased by $.3 million, or 2.8%, and $.4 million, or 14.8%, respectively.

Gross profit increased to $19.4 million, or 29.4% of sales, in the third quarter of Fiscal 1997 from $16.0 million, or 25.8% of sales, in the third quarter of Fiscal 1996 based on higher volume and improvements resulting from consolidation efforts. This third quarter improvement helped to offset lower margins experienced in the first and second quarters so that gross profit for the first nine months of Fiscal 1997 improved to 27.0% of sales compared to 26.7% of sales in the first nine months of Fiscal 1996, despite an increase in depreciation expense of $1.2 million, or .6% of sales. As stated above, improvements have been made in sales volume and, therefore, in gross profit performance, but gross margins have continued to be impacted by poor production uniformity in the Company's San Carlos facility.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)


Operating income was $9.0 million, or 13.5% of sales, for the third quarter of Fiscal 1997, as compared to $5.6 million, or 9.0% of sales, for the third quarter of Fiscal 1996. Operating income was $20.2 million, or 10.9% of sales, for the first nine months of Fiscal 1997, as compared to $19.9 million, or 10.6% of sales, for the first nine months of Fiscal 1996. In addition to the improvements resulting from the completion of the Company's consolidation efforts, operating income was positively affected by slightly lower operating costs and expenses primarily related to lower management incentive accruals.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") for the third quarter of Fiscal 1997 was $11.4 million, or 17.2% of sales, compared to $7.6 million, or 12.2% of sales, for the third quarter of Fiscal 1996. This improvement was, as mentioned above, related to the completion of consolidation efforts that were initially started in the third quarter of Fiscal 1996. EBITDA for the first nine months of Fiscal 1997 was $27.3 million, or 14.7% of sales, compared to $27.3 million (excluding a $1.7 million charge for the write-up of inventory), or 14.5% of sales, for the first nine months of Fiscal 1996.



LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the first nine months of Fiscal 1997 was $5.7 million, a decrease of $4.7 million from the $10.3 million provided by operating activities during the first nine months of Fiscal 1996. This decrease in cash flow reflects the impact of strong shipments late in the third quarter of Fiscal 1997 resulting in an increase in receivables. Advanced payments from customers were also $4.1 million less in the first nine months of Fiscal 1997 compared to the nine months of Fiscal 1996 due to the nature of the programs being worked on during the two time periods.

Cash flow from investing activities was comprised principally of capital expenditures for property and equipment, which amounted to $7.9 million for the first nine months of Fiscal 1997 as compared to $8.4 million for the first nine months of Fiscal 1996. These investing activities, partially offset by cash provided by operations, required $3.0 million of net proceeds from the Company's senior credit agreement.

As of July 4, 1997, the Company had working capital of approximately $36.4 million, an increase of $1.8 million, or 5.2%, from September 27, 1996. The increase in working capital was substantially attributable to higher levels of inventory required to support recent increases in backlog.

The Company's current primary source of liquidity, other than funds generated from operations, is the $35.0 million revolving credit facility provided under its senior credit agreement (of which $5.6 million was available as of August 1, 1997). Management believes that the Company will have adequate capital resources and liquidity (including cash flow from operations and borrowing under its revolving credit facility) to meet its obligations, fund all required capital expenditures and pursue its business strategy for the foreseeable future and, in any event, for the next 12 months.

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

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are being filed as part of this report:

    27.1 Financial Data Schedule (Communications & Power Industries, Holding Corporation)

    27.2       Financial Data Schedule (Communications & Power Industries,
               INC.)

(b) Reports on Form 8-K:

No reports were filed on Form 8-K during the quarter ended July 4, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 COMMUNICATIONS & POWER INDUSTRIES, INC.

                 By:  /s/ Al D. Wilunowski
                      --------------------------------------
                                 Al D. Wilunowski
                       Chief Executive Officer and President
                              Date:  August 15, 1997

                 By:  /s/ Lynn E. Harvey
                      --------------------------------------
                                 Lynn E. Harvey
                      Chief Financial Officer, Treasurer and
                        Secretary (Principal Financial and
                              Accounting Officer)
                             Date:  August 15, 1997

                               INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                            EXHIBITS
   -------                           ---------

    27.1       Financial Data Schedule (Communications & Power Industries
               Holding Corporation)

    27.2       Financial Data Schedule (Communications & Power Industries,
               Inc.)