Form 10-K405
period 1997-10-03
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORP; COMMUNICATIONS & POWER INDUSTRIES INC
filed 1998-01-02
CIK 1000654, 1000564

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended October 3, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from_______________to_______________

Commission File Number: 33-96858-01         Commission File Number: 33-96858

    COMMUNICATIONS & POWER
  INDUSTRIES HOLDING CORPORATION          COMMUNICATIONS & POWER INDUSTRIES, INC.
    (Exact name of registrant                   (Exact name of registrant
   as specified in its charter)                as specified in its charter)
            DELAWARE                                    DELAWARE
      (State of Incorporation)                  (State of Incorporation)
            77-0407395                                 77-0405693
(I.R.S. employer identification number)   (I.R.S. employer identification number)
           607 HANSEN WAY                            607 HANSEN WAY
   PALO ALTO, CALIFORNIA 94303-1110            PALO ALTO, CALIFORNIA 94303-1110
           (650) 846-2900                             (650) 846-2900
      (Address, including zip code,            (Address, including zip code,
   and telephone number, including            and telephone number, including
 area code, of registrant's principal       area code, of registrant's principal
         executive offices)                          executive offices)

   Securities registered pursuant            Securities registered pursuant
     to Section 12(b) of the Act:             to Section 12(b) of the Act:
               NONE                                       NONE
  Securities registered pursuant               Securities registered pursuant
   to Section 12(g) of the Act:                 to Section 12(g) of the Act:
               NONE                                       NONE

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

Indicate the number of shares outstanding for each of the Registrant's classes of Common Stock, as of the latest practicable date: COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION: 199,350 SHARES OF COMMON STOCK, $.01 PAR VALUE, AT DECEMBER 1, 1997. COMMUNICATIONS & POWER INDUSTRIES, INC.: 1 SHARE OF COMMON STOCK, $.01 PAR VALUE, AT DECEMBER 1, 1997.

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

The Company's products include microwave and power grid vacuum electronic devices, microwave amplifiers, modulators, and various other power supply equipment and devices. These products are consumable and have a finite life based upon hours of usage, operating environment and application. The Company operates six manufacturing locations in North America, and sells and services its products and customers worldwide primarily through a direct sales force.

Communications & Power Industries, Inc. is a wholly-owned subsidiary of Communications & Power Industries Holding Corporation. Both Holding and CPI are Delaware corporations formed in 1995. Prior to August 11, 1995, the Company's operations were part of the Electron Devices Business division (the "Predecessor") of Varian Associates, Inc. ("Varian") and, except as the context may otherwise require, the term the "Company" as used in this Annual Report on Form 10-K refers to both the Company and the Predecessor. The principal executive offices of Holding and CPI are located at 607 Hansen Way, Palo Alto, California 94303 and their telephone number is (650) 846-2900.

PRODUCTS

The Company offers a comprehensive range of microwave and power grid vacuum electronic devices, microwave amplifiers, modulators and various other power supply equipment and devices for use in the communication, radar, electronic countermeasures, industrial, medical and scientific markets. The Company offers over 6,600 products which generally have selling prices from $2,000 to $50,000, with certain products ranging in price up to $1,000,000. These products are consumable and have a finite life based upon hours of usage, operating environment and application. Certain of the Company's products are sold in more than one market depending on the specific power and frequency requirements of the end-user and the physical operating conditions of the environment in which the vacuum electronic device will be located.

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

       - AMPLIFIERS. Satellite communication amplifiers, instrumentation amplifiers, traveling wave vacuum electronic device transmitters, FET modulators, magnetron modulators, test sets, X-ray generators, Heat Wave(TM) products, microwave power modules, microwave power boosters, traveling wave vacuum electronic device amplifiers and millimeter wave subsystems.

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

In Fiscal 1997, commercial sales, which represent sales for which a U.S. Government entity is not the end-user, represented approximately $190.1 million, or 75% of the Company's total sales, compared to approximately $187.9 million, or 73%, in Fiscal 1996. U.S. Government sales, both direct and through original equipment manufacturers ("OEM"), represented approximately $63.3 million, or 25% of the Company's total sales, compared to approximately $69.5 million, or 27%, in Fiscal 1996. These percentages reflect the Company's development of products for the commercial marketplace. Prior to 1990, the Company's primary customers were U.S. Government agencies and OEMs manufacturing defense-related products. In Fiscal 1989, U.S. Government sales represented approximately 48% of the Company's sales. Since the late 1980s, the United States defense budget has been shrinking; however, based on a stable trend of order receipts for spares and upgrades from Fiscal 1995 to Fiscal 1997, management expects that U.S. Government and defense-related end-users will continue to provide a steady source of revenue.

In Fiscal 1997, approximately 67% of sales were derived from U.S. customers, while approximately 33% were derived from international customers. Many domestic OEMs, primarily those in the satellite communications market, export their products, and management believes that some percentage of the Company's sales to U.S. customers ultimately have international end-users. Excluding sales to the U.S. Government, no single customer accounted for more than 5% of the Company's total sales in either Fiscal 1997, Fiscal 1996 or Fiscal 1995.

The Company operates in six different markets:

- Communications Market - The communications market is comprised of applications for satellite communications ("SatCom") and broadcast sectors. In this market, the Company's products generate, amplify and transmit signals and data within an overall communication system. Sales in the communications market were $122.5 million in Fiscal 1997 compared to $118.4 million in Fiscal 1996 and $110.5 million in Fiscal 1995(1).


(1) For Fiscal 1995, reported sales represent sales on a historical basis of the combined Predecessor and Successor. As there were no sales to Varian in these markets, pro forma sales comparisons do not differ from historical sales comparisons.

- Radar Market - The radar market includes microwave and power grid vacuum electronic devices, amplifiers and related equipment for air, ground and shipboard radar systems. The Company's vacuum electronic devices have been an integral component of radar systems for over four decades. Sales in the radar market were $75.4 million in Fiscal 1997 compared to $74.6 million for Fiscal 1996 and $76.9 million for Fiscal 1995(1).

- Electronic Countermeasures Market - The electronic countermeasures market utilizes microwave vacuum electronic devices for systems that provide protection for ships, aircraft and high-value land targets against radar-guided munitions. Sales in the electronic countermeasures market were $11.8 million, $17.2 million, and $20.1 million in Fiscal 1997, Fiscal 1996 and Fiscal 1995(2), respectively.

- Industrial Market - The industrial market includes applications for a wide range of systems used for materials processing, instrumentation and voltage generation. Sales in this market were $21.9 million in Fiscal 1997 and $27.2 million in Fiscal 1996. In Fiscal 1995, sales were $22.6 million on a pro forma basis(2) and $22.0 million on a historical combined basis.

- Medical Market - The Company participates in the diagnostic and treatment sectors of the medical market. In the diagnostic market, the Company provides X-ray generators, including state-of-the-art, high-efficiency, lightweight power supplies and modern digital-based consoles for diagnostic equipment. In the treatment market, the Company provides microwave generators (klystrons) for high-end cancer therapy machines. Sales in this market were $17.6 million in Fiscal 1997 and $16.3 million in Fiscal 1996. In Fiscal 1995, sales were $17.4 million on a pro forma basis(2) and $15.8 million on a historical basis.

- Scientific Market - The scientific market consists primarily of equipment utilized in reactor fusion programs and accelerators for high-energy particle physics, referred to as "Big Science." Sales in the scientific market were $4.2 million, $3.7 million and $5.7 million in Fiscal 1997, Fiscal 1996 and Fiscal 1995(1), respectively.

SALES, MARKETING AND SERVICE

As of October 3, 1997, the Company had approximately 115 direct marketing and sales professionals representing the largest direct sales, service and technical support organization focused exclusively on high-power/high-frequency signal generation, amplification and transmission. The Company's sales and service organization is supplemented by outside representatives and a distributor which service certain lower volume accounts. Each of the Company's sales professionals is responsible for marketing the Company's entire product line. Company sales professionals receive extensive technical training in all of the Company's products, which allows them to provide customers with appropriate technical support, including information on product application and implementation.

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

(1) For Fiscal 1995, reported sales represent sales on a historical basis of the combined Predecessor and Successor. As there were no sales to Varian in these markets, pro forma sales comparisons do not differ from historical sales comparisons.

(2) For Fiscal 1995, pro forma sales reflect the additional markup agreed to under the terms of the product supply agreements between CPI and Varian.

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

The Company's manufacturing process for power supplies, amplifiers and transmitters consists of purchasing, high level assembly, and test. The Company utilizes contract manufacturers whenever possible for subassembly. In the manufacture of vacuum electronic devices, multiple steps are required. The process starts with procurement of raw material and sub-assemblies from qualified suppliers, who often deliver on a JIT basis. Raw materials are then formed, primarily by machining, cleaning and plating certain parts. These steps utilize statistical process control techniques to assure quality and high production yields. Subassembly is then performed to produce a vacuum envelope, the essential part of a vacuum electronic device. This subassembly process is performed utilizing Demand Flow Technology, which helps to minimize inventory. Vacuum assemblies are processed by pumping the atmosphere from the assemblies while heating the assemblies in a furnace and simultaneously charging them with an electrical current. When this step is complete, final assembly and testing is performed on each product before shipment. The Company has developed sophisticated test programs to assure that each product meets operating specifications.

Certain materials necessary for the manufacture of the Company's products, such as molybdenum, OFHC copper, and some cathodes, are obtained from sole, or a limited group of, suppliers. In addition, prices of these raw materials and key components are subject to fluctuation.

COMPETITION

The industries and markets in which the Company operates are highly competitive. The Company encounters intense competition in most of its business areas from numerous other companies (such as Litton Industries, Inc., English Electric Valve Company (General Electric Company plc), NEC Corporation and Thomson CSF), some of which have resources substantially greater than those of the Company. Some of these competitors are also customers of the Company. The Company's ability to compete in its markets depends to a large extent on its ability to provide high quality products with shorter lead times at a lower price than its competitors, and its readiness in facilities, equipment and personnel.

The Company must also continually engage in effective research and development efforts in order to introduce innovative new products for technologically sophisticated customers and markets. There is an inherent risk that advances in existing technology, including solid state technology, or the development of new technology could adversely affect the Company's financial condition and results of operations. Although solid state devices generally serve end-users' low-power requirements more cost effectively and efficiently than microwave vacuum electronic devices, only microwave vacuum electronic devices currently serve high-power/high-frequency demands. The laws of physics limit the ability of solid state technology to efficiently or cost effectively serve the high-power/high-frequency applications of the Company's customers. These applications' extreme operating parameters necessitate heat dissipation capabilities which are satisfied by the Company's products. The Company's management believes that each technology serves its own niche without significant overlap.

BACKLOG

As of October 3, 1997, the Company had an order backlog of $169.0 million, representing over seven months of sales compared to order backlog of $153.4 million as of September 27, 1996 and $138.9 million as of September 29, 1995. Although the backlog consists of firm orders for which goods and services are yet to be provided, these orders can be and sometimes are modified or terminated. However, the amount of modifications and terminations has historically not been material compared to total contract volume.

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

RESEARCH AND DEVELOPMENT

Company-sponsored research and development expense was approximately $7.7 million, $8.3 million, $1.2 million and $7.4 million during Fiscal 1997, Fiscal 1996, the 7-week period ending September 29, 1995 and the 45-week period ending August 11, 1995, respectively. Customer-sponsored research and development was approximately $5.9 million, $7.3 million, $1.4 million and $8.8 million during Fiscal 1997, Fiscal 1996, the 7-week period ending September 29, 1995 and the 45-week period ending August 11, 1995, respectively. For customer-sponsored research and development, the costs were charged to cost of sales to match revenue received.

EMPLOYEES

As of October 3, 1997, the Company had approximately 1,658 employees compared to 1,763 employees as of September 27, 1996. This 6.0% reduction in headcount was primarily due to the consolidation of the Company's Salt Lake City, Utah product lines into its San Carlos, California facility that was completed in December 1996. None of the Company's employees is subject to a collective bargaining agreement although a limited number of the Company's sales force members located in Europe are members of work councils or unions. The Company has not experienced any work stoppages and believes that it has good relations with its employees.

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

U.S. GOVERNMENT CONTRACTS AND REGULATIONS

Management expects that a decreasing but significant portion of the Company's sales will continue in the foreseeable future to result from contracts with the U.S. Government, either directly or through prime contractors or subcontractors. The Company's business with the U.S. Government is performed under fixed-price and, to a lesser degree, cost-plus contracts. Fixed-price contracts accounted for approximately 92% of the Company's U.S. Government sales in Fiscal 1997 and cost-plus contracts accounted for approximately 8%. This ratio is consistent with Fiscal 1996 but more weighted toward fixed-price contracts than in Fiscal 1995 when the ratio was approximately 88% fixed-price and 12% cost-plus.

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

Holding and Varian entered into a novation agreement with the U.S. Government, as required by federal procurement regulations, applicable to all contracts between or relating to the Predecessor and the U.S. Government (the "Acquired Government Contracts") which were acquired by the Company in connection with the Acquisition. This novation agreement provides, among other things, that the Company assumes all obligations under the Acquired Government Contracts and that the U.S. Government recognizes the transfer to the Company of the Acquired Government Contracts and related assets.

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

SALT LAKE CITY, UTAH. Prior to the acquisition and use by Varian of the Salt Lake City, Utah property, such property was used for other industrial purposes, including the manufacturing of munitions. As a result of actual and threatened claims brought by other property owners and the State of Utah with regard to groundwater contamination present under and emanating from the Salt Lake City facility, Varian has entered into a consent order (the "Salt Lake City Consent Order") with the State of Utah. Pursuant to the terms of the Salt Lake City Consent Order, Varian has installed a groundwater remediation system to address the groundwater and soil contamination conditions. Up until December 1996, the Company leased approximately 44,000 square feet of space at this facility but has since relocated its product lines to San Carlos, California.

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

THE ACQUISITION

Prior to August 11, 1995, the Company's operations were part of the Electron Devices Business division of Varian. On August 11, 1995, CPII Acquisition Corp. ("CPII Acquisition") acquired (in the matter described below) substantially all of the assets that were used primarily in developing, manufacturing and distributing microwave and power grid vacuum electronic devices, microwave amplifiers, modulators and various other power supply equipment and devices through the Predecessor. Pursuant to the terms of a Stock Sale Agreement dated June 9, 1995, as amended, among Holding, CPII Acquisition and Varian (the "Acquisition Agreement"), prior to the consummation of the Acquisition, Varian and its affiliates contributed the assets of the Predecessor that were located in the United States to CPI, which was a newly-formed, wholly-owned Varian subsidiary. Subsequently, upon the consummation of the Acquisition, Varian transferred all of the outstanding capital stock of CPI to CPII Acquisition. The assets of the Predecessor that were located in foreign jurisdictions were transferred from Varian or its affiliates to newly-formed direct or indirect subsidiaries of CPI. In consideration of the transfer of such capital stock and assets, CPII Acquisition (including its affiliates) paid Varian (including its affiliates) an aggregate purchase price of $196.2 million, subject to a post-closing adjustment (the "Purchase Price"). Holding, CPII Acquisition and CPI's subsidiaries also assumed certain specified liabilities of the Predecessor. The liabilities assumed by Holding (with respect to which CPI has agreed to perform any necessary services) included certain balance sheet liabilities of the Predecessor, which aggregated approximately $24.1 million as of August 11, 1995, and certain contingent liabilities (such as for certain product warranty claims) (the "Assumed Liabilities"). Upon the merger of CPII Acquisition with and into CPI immediately following the consummation of the Acquisition, CPI became a wholly-owned subsidiary of Holding.

In connection with the consummation of the Acquisition, the Company also entered into the following transactions:

       (1) Two senior term loans of CPI in the aggregate amount of $42.0 million and a revolving credit facility in a principal amount of up to $35.0 million (including a $5.0 million sub-facility for letters of credit, and subsequently increased to $7.5 million) pursuant to a senior credit agreement (as subsequently amended, the "Senior Credit Agreement"), of which approximately $23.0 million was drawn in connection with the consummation of the Acquisition,

       (2) Issuance of 12% Series A Senior Subordinated Notes due 2005 (the "Series A Senior Subordinated Notes") of CPI in the aggregate principal amount of $100.0 million (guaranteed by Holding and all of the Company's direct and indirect subsidiaries),

       (3) Issuance of units (the "Units") consisting of 150,000 shares of Series A 14% Senior Redeemable Exchangeable Cumulative Preferred Stock due 2007 (the "Series A Senior Preferred Stock") of CPI and 10,500 shares of common stock of Holding ("Holding Common Stock") for $15.0 million,

       (4) Issuance of 100,000 shares of 14% Junior Cumulative Preferred Stock (the "Junior Preferred Stock") of CPI to Green Equity Investors II, L.P., a Delaware limited partnership ("GEI II") for $10.0 million, and

       (5) Issuance of shares of Holding Common Stock to GEI II and certain members of the senior management of CPI for $20.0 million
          (including $0.8 million paid by notes from members of senior management).

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

GEI II initiated the Acquisition and currently owns approximately 72.0% of the outstanding shares of Holding Common Stock. Holding, in turn, owns all of the outstanding common stock of CPI. Accordingly, GEI II is able to elect all of the members of the board of directors of Holding and thus to exercise control over Holding's and CPI's business and affairs. Leonard Green & Partners, L.P., a Delaware limited partnership, is an investment advisor to, and an affiliate of the general partner of, GEI II. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions."

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

Acquisition Agreement. The Acquisition Agreement contains customary representations, warranties and covenants. The Company and Varian agreed to indemnify one another for breaches of representations and warranties contained in the Acquisition Agreement or the ancillary agreements executed in connection therewith (the "Ancillary Agreements"), provided claims with respect thereto are asserted on or before December 31, 1996. With respect to such breaches of representations and warranties, no claims were asserted by either party.

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

Transitional Services Agreement. Pursuant to the terms of the Transitional Services Agreement (the "Transitional Services Agreement") between Varian and the Company, Varian provided certain services to the Company in order to facilitate the transition of the Company to a stand-alone operation. Such services included, among other things, general financial services, certain management information services, payroll processing, and monitoring of security systems and fire alarms. In addition, in connection with the separation and creation of independent utilities and systems at the Company's facilities, the Transitional Services Agreement required Varian to pay or reimburse the Company (in some cases), subject to certain limitation. As of October 3, 1997, all obligations under this agreement were fulfilled. The Company continues to interact with Varian on management information issues regarding legacy systems written by Varian, but it is no longer dependent on Varian for support and any on-going arrangements have been negotiated at an arm's-length basis.

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

Trademark License Agreement. Generally, under the terms of the Trademark License Agreement, the Company is licensed to use Varian trademarks on its products for a period of three years from the closing of the Acquisition (although during the third year Varian trademarks may only be used in connection with the Company's own trademarks), provided that such products either were manufactured by the Predecessor as of the date of consummation of the Acquisition or are derivatives or improvements thereof. After the third year, the Company may not use any Varian trademarks alone, but for an additional seven years may identify such products as "formerly made by Varian". At the expiration of the ten year period, the Company will not be permitted to utilize any Varian trademarks.

ITEM 2:       PROPERTIES

The Company owns, leases or subleases manufacturing, assembly, warehouse, service and office properties having an aggregate floor space of approximately 1,215,000 square feet, of which approximately 186,000 are leased or subleased to third parties. The table below provides summary information regarding principal properties owned or leased by the Company:


                                                  (square footage)
               Property                       Owned            Leased/Subleased
               --------                       -----            ----------------
San Carlos, California................          320,000(a)
Beverly, Massachusetts................          213,000(b)
Georgetown, Ontario, Canada...........          126,000
Santa Clara, California...............            -                 107,000(c)
Palo Alto, California.................            -                 429,000(d)
Various locations.....................            -                  19,100(e)


         (a) The San Carlos, California square footage includes approximately 21,000 square feet leased to a tenant which provides services to the Company and others.

         (b) The Beverly, Massachusetts property was reduced from 251,000 square feet in Fiscal 1996 to 213,000 square feet in Fiscal 1997 based on the sale of one of its three buildings to an existing tenant. The current square footage still includes approximately 42,000 square feet leased to four tenants.

         (c) This facility is leased by way of assignment of Varian's lessee interest. Effective February 1997, in conjunction with the relocation of its manufacturing facility to Palo Alto, California, the entire Santa Clara, California facility is being subleased to one tenant.

         (d) This facility is primarily leased by way of assignment of Varian's lessee interest with the remainder subleased from Varian. The Palo Alto, California footage includes approximately 10,000 square feet subleased back to Varian and approximately 6,000 square feet subleased to another tenant.

         (e) Includes both leased facilities occupied entirely by the Company's field sales and service organizations and 4 foreign shared use facilities which the Company is sharing for varying periods of time with Varian pursuant to a shared use agreement.

Based on consolidation efforts that were completed in the first half of Fiscal 1997, the Company has eliminated most of its excess space. Overall, the Company believes its properties are adequate for the needs of the Company for the foreseeable future and, in any event, for at least the next twelve months. The Company's lenders under the Senior Credit Agreement have the right to a security interest in all of the Company's interest in the real property that it owns and leases, and have taken a security interest in the Company's real property located in Beverly, Massachusetts and Georgetown, Ontario, Canada.

The Company's right to continued occupancy of the leased and subleased premises is dependent upon Varian's compliance with its obligations to the master lessor. In particular, the Company's headquarters and one principal complex, including three of the Company's manufacturing facilities, located at the Palo Alto, California site adjacent to Varian's world headquarters and primary manufacturing facilities, are leased by way of assignment or subleased from Varian. Therefore, the Company's occupancy rights are dependent on Varian's fulfillment of its responsibilities to the master lessor, including its obligation to continue environmental remediation activities under a consent order with the California Environmental Protection Agency. The consequences of the loss by the Company of such occupancy rights could include the loss of valuable improvements and favorable lease terms, the incurrence of substantial relocation expenses and the disruption of the Company's business operations.

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

ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal year ended October 3, 1997.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS.

CPI is a wholly-owned subsidiary of Holding. Neither CPI's nor Holding's common stock is publicly traded. No cash dividends have been declared on the common stock of the Company during the 53-week period ended October 3, 1997. Restrictive covenants in the Senior Credit Agreement generally restrict the declaration or payment of dividends on the Company's common stock. The Notes also restrict the declaration and payment of dividends unless the Company satisfies certain financial covenants, among other things.

ITEM 6: SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA

The historical and pro forma financial data set forth below for Fiscal 1993 through Fiscal 1994 has been derived from the historical audited financial statements of the Predecessor audited by Coopers & Lybrand L.L.P., independent public accountants. For Fiscal 1995 through Fiscal 1997, historical financial data has been derived from the historical audited financial statements audited by KPMG Peat Marwick LLP, independent public accountants, whose report appears elsewhere in this Annual Report on Form 10-K. The information contained in this table should be read in conjunction with the information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as the historical audited financial statements of Holding and CPI (and the Predecessor) included elsewhere in this Annual Report on Form 10-K. As a consequence of the Acquisition, effective August 11, 1995, each of Holding and CPI is deemed for financial reporting purposes to have become a new reporting entity ("Successor") on the following date and periods subsequent to the August 11, 1995 date reflect the allocation of the costs of the Acquisition to assets and liabilities based on estimates of fair values in accordance with the purchase method of accounting. Accordingly, the results of operations of Successor subsequent to August 11, 1995 are not fully comparable to the results of the operations of the Company as constituted prior to such date. In particular, operating results subsequent to August 11, 1995 reflect decreases in operating expenses relating to corporate allocations, incremental depreciation and amortization relating to the purchase method adjustments referred to above and other interest charges relating to new indebtedness related to the Acquisition. The Company has included the Fiscal 1995 pro forma information as management believes it presents a more meaningful comparison to the post acquisition financial information.

SELECTED FINANCIAL DATA


                                                                      Successor                           Predecessor
                                                         ----------------------------------    ---------------------------------
          (Dollars in Thousands)                          53 Weeks    52 Weeks     7 Weeks     45 Weeks     52 Weeks   52 Weeks
                                                           Ended        Ended       Ended        Ended       Ended       Ended
                                                          October     September   September     August     September    October
                                                          3, 1997     27, 1996    29, 1995     12, 1995     30, 1994    1, 1993
                                                         ---------    ---------   ---------    ---------   ---------   ---------
CPI AND HOLDING STATEMENT OF OPERATIONS DATA:
 Sales                                                   $ 253,439      257,449      36,398      214,677     246,890     255,295
 Cost of sales                                             183,678      184,482      27,634      160,156     186,996     198,625
                                                         ---------    ---------   ---------    ---------   ---------   ---------
 Gross profit                                               69,761       72,967       8,764       54,521      59,894      56,670
 Marketing, general and administrative
      before corporate allocations                          32,269       35,354       6,013       26,071      25,583      27,068
 Research and development                                    7,681        8,308       1,198        7,429       7,619       7,565
 Corporate allocations                                        --           --          --         11,160      11,273      11,776
 Write-off of acquired in-process
      research and development                                --           --        31,363         --          --          --
                                                         ---------    ---------   ---------    ---------   ---------   ---------
 Operating income (loss)                                    29,811       29,305     (29,810)       9,861      15,419      10,261
 Interest expense                                           19,039       18,894       2,497         --          --          --
 Income tax expense (benefit)                               (3,000)       2,068      (2,709)       3,649       5,859       3,899
                                                         ---------    ---------   ---------    ---------   ---------   ---------
 Net earnings (loss) before preferred dividends          $  13,772        8,343     (29,598)       6,212       9,560       6,362
                                                         =========    =========   =========    =========   =========   =========

 EBITDA (a)                                                 39,432       38,736       4,894       21,026      27,814      21,806
 Certain Non-Cash Charges:
     Depreciation and amortization                           9,621        7,731         941       11,165      12,395      11,545
     Inventory write-up related to purchase accounting        --          1,700       2,400         --          --          --
     In-process research & development write-off              --           --        31,363         --          --          --
     Amortization of deferred debt issue costs               1,952        1,962         199         --          --          --
 Capital expenditures (b)                                   10,767       12,501         880        6,063      10,698       7,278
 Non-recurring capital (b)                                    --           --          --           --         4,115       2,536


                                                             Successor                                    Predecessor
                                               -----------------------------------                     ------------------
                                                 October       September   September                   September   October
CPI BALANCE SHEET DATA:                          3, 1997       27, 1996     29, 1995                   30, 1994    1, 1993
                                               ----------       ------      ------                     ------      ------
 Working capital                               $   40,467       34,576      35,204                     60,421      67,302
 Total assets                                     237,396      228,142     214,902                    162,149     169,619
 Total equity (deficit)                            15,306        4,400      (1,538)                   119,854     125,657
 Long-term debt and
   redeemable preferred stock                     149,100      150,472     151,260                          -           -
HOLDING BALANCE SHEET DATA:
 Working capital                               $   40,467       34,576      35,204                     60,421      67,302
 Total assets                                     237,396      228,142     214,902                    162,149     169,619
 Total equity (deficit)                             2,841       (6,379)    (10,884)                   119,854     125,657
 Long-term debt and
     redeemable preferred stock                   149,100      150,472     151,260                          -           -


 (a) EBITDA represents earnings before provision for income taxes, interest expense, depreciation and amortization and excludes any charge related to the purchase accounting write-up of inventory and the write-off of acquired in-process research and development.

 (b) Capital expenditures exclude the one-time costs of seismic retrofits, which are substantially completed, at certain of the Company's manufacturing facilities. These costs are presented separately as "Non-recurring Capital Expenditures". For the 53-weeks ended October 3, 1997, capital expenditures includes $1,584,000 of equipment acquired under a capital lease.

UNAUDITED PRO FORMA CONSOLIDATED CONDENSED INCOME STATEMENTS

The unaudited pro forma consolidated condensed income statements of Holding and CPI have been prepared by the Company's management from historical income statements included in this Form 10-K. The unaudited pro-forma consolidated condensed income statement for Fiscal 1995 reflect adjustments as if the Acquisition had occurred on September 30, 1994.

These unaudited pro forma financial statements should be read in conjunction with the notes included herewith, the Predecessor's audited financial statements and notes thereto for Fiscal 1995 and "Management's Discussion and Analysis of Financial Condition and Results of Operations." included elsewhere in this Annual Report on Form 10-K. These unaudited pro forma financial statements do not purport to represent what Holding's or CPI's results of operations would have been had the Acquisition and the financing therefor occurred on the date specified, or to project Holding's or CPI's results of operations for any future period or date. The pro forma adjustments described in the accompanying notes are based upon certain assumptions that management of the Company believes are reasonable in such circumstances. In the opinion of management, all adjustments have been made that are necessary to present fairly the pro forma data.

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


                                                          For the 52 Weeks Ended September 29, 1995
                                                 ------------------------------------------------------------
                                               Predecessor     Successor                           ProForma
                                             45 Weeks Ended  7 Weeks Ended                       52 Weeks Ended
   (Dollars in thousands)                       August 11,   September 29,       Pro Forma        September 29,
                                                   1995         1995            Adjustments          1995 (c)
                                                 --------     --------            --------           --------
CONSOLIDATED STATEMENT OF OPERATIONS OF CPI:
    Sales                                        $214,677       36,398               2,170(i)         253,245
    Cost of sales                                 160,156       27,634                 591(i)         180,144
                                                                                    (5,837)(ii)
                                                                                    (2,400)(iii)
                                                 --------     --------            --------           --------
    Gross profit                                   54,521        8,764               9,816             73,101
    Research and development                        7,429        1,198                                  8,627
    Marketing                                      17,506        2,763                                 20,269
    General and administrative                     19,725        3,250             (10,532)(iv)        13,162
                                                                                       885(v)
                                                                                      (166)(vi)
    Write-off of acquired in-process
         research and development                               31,363             (31,363)(viii)
                                                 --------     --------            --------           --------
    Operating income (loss)                         9,861      (29,810)             50,992             31,043
    Interest expense                                   --        2,497              15,240(vii)        19,077
                                                                                     1,340(vii)
                                                 --------     --------            --------           --------
    Earnings (loss) before income taxes             9,861      (32,307)             34,412             11,966
    Provision (benefit) for income taxes            3,649       (2,709)              3,846(ix)          4,786
                                                 --------     --------            --------           --------
    Net earnings (loss)                             6,212      (29,598)             30,566              7,180
    Dividends on preferred stock                       --           --               3,776(x)           3,776
                                                 --------     --------            --------           --------
    Earnings attributable to Common Stock        $  6,212      (29,598)             26,790              3,404
                                                 ========     ========            ========           ========
CERTAIN CONSOLIDATED STATEMENT OF OPERATIONS
    INFORMATION OF HOLDING:
    Operating income (loss) of Holding              9,861      (29,810)             50,992             31,043
    Interest expense                                   --        2,497              16,580(vii)        19,077
    Preferred dividends of
         consolidated subsidiary                       --           --               3,776(x)           3,776
                                                 --------     --------            --------           --------
    Earnings (loss) before income taxes             9,861      (32,307)             30,636              8,190
    Provision (benefit) for income taxes            3,649       (2,709)              3,846(ix)          4,786
                                                 --------     --------            --------           --------
    Net earnings (loss)                             6,212      (29,598)             26,790              3,404
                                                 ========     ========            ========           ========
OTHER FINANCIAL DATA OF CPI AND HOLDING:
    Depreciation and amortization(a)             $ 11,165          941                                  6,988
    EBITDA (b) (c)                                 21,026        2,494                                 38,031
    Cash interest expense (a)                          --        2,497                                 17,737
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

(ii) Represents an adjustment to depreciation for the 45 week period ending August 11, 1995 based on the estimated fair values of fixed assets acquired.

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

     The adjustments for each component are as follows:


                                      52 weeks ended
                                    September 29, 1995
                                    ------------------
                             (a)      $       3,279
                             (b)              1,176
                             (c)              1,882
                             (d)              3,347
                             (e)                848
                                      -------------
                                      $      10,532
                                      =============

(v) Represents the amortization of goodwill resulting from the Acquisition, calculated for the 45 week period ending August 11, 1995, over an estimated life of 25 years.

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

(x) Preferred stock dividends include all dividends paid on the Senior Preferred Stock and Junior Preferred Stock..

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company serves the communications, radar, electronic countermeasures, industrial, medical and scientific markets. In addition, the Company divides the communications market into applications for ground-based satellite uplinks for military and commercial uses ("SatCom") and broadcast sectors. Orders for Fiscal 1997 of $275.8 million were at their highest level since Fiscal 1990. Compared to Fiscal 1996, orders increased by $8.5 million, or approximately 3.2%. Orders related to products sold in the radar, scientific and medical markets increased by $14.8 million, $2.1 million and $1.7 million, respectively, which represents an increase from the prior year of 19.6%, 36.7% and 9.8%, respectively. These increases were partially offset by decreases in orders for products sold in the electronic countermeasures and industrial markets of $8.1 million, or 29.3%, and $2.4 million, or 11.7%, respectively. Orders related to the communications market remained consistent with prior year levels. Nevertheless, incoming order levels fluctuate significantly on a quarterly basis and a particular year's order rate may not be indicative of future order levels. In addition, the Company's sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

The Company's products have applications among both commercial and government customers. The commercial sector represents all sales for which the U.S. Government is not the end-user. However, the end-user markets identified above are not categorized based upon whether they consist entirely of sales into commercial or government sectors. Therefore, sales in any one of the Company's markets may consist of sales to either commercial customers, the U.S. Government, or both. The commercial sector contributed approximately $190.1 million, or 75% of the Company's total sales, compared to approximately $187.9 million, or 73%, in Fiscal 1996. U.S. Government sales contributed approximately $63.3 million, or 25% of the Company's total sales, compared to approximately $69.5 million, or 27%, in Fiscal 1996. These trends are consistent with the Company's focus on commercial applications of its products and their long-term growth strategies.

Sales for Fiscal 1997 of $253.4 million were approximately 1.6% below the prior year level of $257.4 million due primarily to the divestiture of a single product line which accounted for approximately $2.6 million of the difference and in part to disruptions experienced during the fiscal year from consolidation efforts. These were both, however, one-time events that were completed in Fiscal 1997 and are not expected to reoccur. While the Company's total sales have been relatively stable during the last five fiscal years, sales growth has taken place in the communications, industrial and medical markets that have offset declines in the radar, electronic countermeasures and scientific markets. The Company's sales to the radar market, in particular, declined by $19.3 million, from $94.9 million in Fiscal 1993 to $75.4 million in Fiscal 1997, due primarily to the U.S. Department of Defense's ("DoD") reduction in procurement of spare vacuum electronic devices for U.S. Government inventories. Fiscal 1997 sales to the radar market did, however, show an increase from the prior year, from $74.5 million in Fiscal 1996 to $75.4 million in Fiscal 1997, which is the first upward trend seen since the late 1980's. Strong order receipts in this market during Fiscal 1997, as mentioned above, primarily due to larger market share gains on military programs indicates that this sales trend is likely to continue.

Fiscal 1997 reflects the Company's second full fiscal year on a stand-alone basis. In 1997, the Company did achieve a number of its long-term goals including the introduction of several new products to the communications and medical markets and, most significantly, the completion of the Company's consolidation efforts. The relocation of the Company's Salt Lake City, Utah plant to San Carlos, California was started during Fiscal 1996 but was not completed until the first half of Fiscal 1997. Costs associated with this move including travel and training expenses, temporary duplication of labor and facility resources, and poor manufacturing yields on the moved product lines negatively impacted EBITDA by approximately $2.4 million in Fiscal 1996 and another $2.0 million in Fiscal 1997 but, again, this relocation was a one-time event that was completed in Fiscal 1997. Also in the first quarter of Fiscal 1997, the Company relocated one of its manufacturing plants from a leased facility in Santa Clara, California to its owned facility in Palo Alto, California. Although less disruptive than the Salt Lake City plant relocation, delays in shipping products during the first half of the fiscal year did occur making overall ramp-up to meet customer delivery schedules difficult.



EFFECT OF ACQUISITION ON RESULTS OF OPERATIONS

The consummation of the Acquisition has affected the Company's results of operations in certain significant respects. As a result of the Acquisition, the Company adjusted upwards the historical book value of certain assets in accordance with GAAP relating to purchase accounting rules, which will significantly impact the Company's results of operations subsequent to the Acquisition and their comparability to operations of the Predecessor:

- The write-up of the inventory by $4.1 million was expensed to cost of goods sold during the periods following the Acquisition, which significantly affects gross margins. During the seven week period ended September 29, 1995, $2.4 million was expensed to cost of sales, which also impacted working capital, and $1.7 million was expensed in the first quarter of Fiscal 1996.

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


                                                                  Proforma
                                                                   ------
                                 52 Weeks         52 Weeks        52 Weeks
                                   Ended           Ended           Ended
                                 October 3,   September 27,     September 29,
                                   1997            1996             1995
                                   -----           -----           -----
Sales                              100.0%          100.0%         100.0%
Cost of sales                       72.5            71.7           71.1
                                   -----           -----          -----
    Gross profit                    27.5            28.3           28.9
Research and development             3.0             3.2            3.4
Marketing                            7.8             7.7            8.0
General and administrative           5.0             6.0            5.2
                                   -----           -----          -----
Operating income                    11.7            11.4           12.3
Interest expense                     7.5             7.4            7.6
                                   -----           -----          -----
    Earnings before taxes            4.2             4.0            4.7
Provision for income taxes          (1.2)            0.8            1.9
                                   -----           -----          -----
    Net earnings                     5.4%            3.2%           2.8%
                                   =====           =====          =====
Other Data:
    EBITDA (a)                      15.6%           15.0%          15.0%
    Preferred Dividends              1.7%            1.4%            --

(a) EBITDA represents earnings before provision for income taxes, interest expense, depreciation and amortization, the charge related to the purchase accounting write-up of inventory and the write-off of acquired in-process research and development.


Fiscal 1997 Compared to Fiscal 1996

SALES. Sales for Fiscal 1997 were approximately $253.4 million, a decrease of approximately $4.0 million, or 1.6%, as compared to sales of $257.4 million in Fiscal 1996. This decline was due in part to the divestiture of a single product line accounting for $2.6 million in sales which was done in conjunction with the Company's relocation of two other product lines from Salt Lake City, Utah to San Carlos, California. Also, even though shippable orders were on hand that would have allowed the Company to exceed its prior fiscal year sales, the Company was unable to fully ramp-up the production of relocated product lines and the production of new products for the Satcom market to meet its scheduled delivery dates. In terms of markets, communications sales were $122.5 million in Fiscal 1997 which represents an increase of approximately $4.1 million, or 3.4%, from Fiscal 1996 primarily as a result of new product releases. Radar sales increased approximately $.9 million, or 1.2%, to $75.4 million in Fiscal 1997 as a result of a 19.6% increase in order receipts (most of which are shippable in Fiscal
1998). Medical sales increased by approximately $1.3 million, or 8.2%, to $17.6 million due to increased demand from Varian. Scientific sales were $4.2 million which represents an increase of approximately $.5 million, or 12.9%, from the prior fiscal year due to new energy research as well as a specific development project related to the Accelerator Production of Tritium. Offsetting the $6.8 million increase in these four markets were lower sales of products sold to the industrial and electronic countermeasures markets. Industrial sales decreased by $5.3 million, or 19.5%, to $21.9 million in Fiscal 1997 due to the timing of customer defined delivery schedules combined with the slowdown in demand for high power amplifiers used for instrumentation and power supplies used in semiconductor applications. Electronic countermeasures sales declined by $5.5 million, or 31.8%, to $ 11.8 million as a result of completing several military programs early in the fiscal year and was compounded by product development delays in a new transmitter application.

COST OF SALES. Cost of sales in Fiscal 1997 of $183.7 million decreased by $.8 million from Fiscal 1996 primarily due to higher depreciation costs. Cost of sales as a percentage of sales was 72.5% in Fiscal 1997 compared to 71.7% in Fiscal 1996. The purchase accounting allocation of certain assets, specifically property, plant and equipment that was revalued as of the date of the Acquisition, has had a significant effect on depreciation which, as an element of cost of sales, was approximately $1.7 million higher in Fiscal 1997 compared to Fiscal 1996.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased in Fiscal 1997 to $7.7 million, or 3.0% of total sales, as compared to $8.3 million, or 3.2% of total sales, during Fiscal 1996 as a higher proportion of engineering resources were expensed to cost of sales in conjunction with the ramp-up of new products.

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses were $32.3 million in Fiscal 1997, or 12.8% of sales, as compared to $35.3 million, or 13.7% of sales, in Fiscal 1996. Marketing costs were relatively consistent between the two periods but general and administrative expenses decreased by $2.9 million in Fiscal 1997 primarily due to lower management incentive accruals and the gain on the sale of certain assets.

EBITDA. EBITDA was $39.4 million for Fiscal 1997, an increase of $0.7 million, or 2.5%, as compared to EBITDA, excluding the $1.7 million charge related to the purchase accounting write-up of inventory, of $38.7 million for Fiscal 1996. Both Fiscal 1997 and Fiscal 1996 were negatively impacted by the Company's efforts to consolidate its Salt Lake City, Utah operation into its San Carlos, California operation. In Fiscal 1997, costs associated with this consolidation, including travel and training expenses, temporary duplication of labor and facility resources, and poor manufacturing yields on the moved product lines, negatively impacted EBITDA by approximately $2.0 million compared to $2.4 million in Fiscal 1996. However, due to the completion of these consolidation efforts in the first half of Fiscal 1997, these costs are not expected to continue. EBITDA was approximately 15.6% of sales in Fiscal 1997 compared to approximately 15.0% in Fiscal 1996 which reflects the partial year improvements from the completion of consolidation efforts.

NET EARNINGS. Net earnings before preferred dividends were $13.8 million for Fiscal 1997, an increase of $5.4 million, as compared to $8.3 million for Fiscal 1996. In Fiscal 1997, the Company has fully recognized its deferred tax assets and has eliminated the valuation allowance established in connection with the Acquisition, recognizing a resultant $3.0 million tax benefit.

Fiscal 1996 Compared to Pro forma Fiscal 1995

SALES. Sales for Fiscal 1996 were approximately $257.4 million, an increase of approximately $4.2 million, or 1.7%, as compared to pro forma sales of $253.2 million in Fiscal 1995 and an increase of approximately $6.4 million, or 2.5%, as compared to historical sales of $251.1 million in Fiscal 1995. In terms of markets, communications(1), and industrial(2) sales increased while CPI's four other markets

(1) As there were no sales to Varian in these markets, pro forma sales comparisons do not differ from the historical sales comparisons.

(2) There were sales to Varian in these markets. Pro forma Fiscal 1995 is used in this comparison so that both years appropriately reflect the markup agreed to under the terms of the product supply agreements between CPI and Varian.

showed some decline. Communications(1) sales increased approximately $7.9 million, or 7.1%, in Fiscal 1996 over pro forma Fiscal 1995, primarily as a result of continued growth in Direct Broadcast Satellite (DBS) requirements as well as growth in wireless communication product and small terminal applications for private networks and emerging countries telephony requirements. Industrial(2) sales rose approximately $4.6 million, or 20.4%, over pro forma Fiscal 1995, primarily as a result of growth in the industrial microwave market as well as an increase in demand for high power amplifiers used for instrumentation. Offsetting these sales gains were a decline in electronic countermeasures1 and medical2 sales of approximately $2.9 million, or 14.4%, and $1.1 million, or 6.3%, respectively below pro forma Fiscal 1995, due primarily to the timing of customer shipment schedules. Radar1 sales declined approximately $2.3 million, or 3.0%, below pro forma Fiscal 1995, due to DoD Acquisition Reform Initiatives reducing logistic inventory levels. Scientific1 sales declined approximately $2.0 million, or 35.1%, due to the slow down in development programs from the U.S. Department of Energy.

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

Cash flows provided by operating activities decreased to $5.3 million for Fiscal 1997 from $11.3 million for Fiscal 1996 as higher net earnings were offset by higher levels of inventory and accounts receivable as well as lower accrued liabilities and advances from customers. Inventory increased by $4.3 million primarily due to delays in product shipments, and accounts receivable increased by $1.9 million related to the high volume of shipments in the last month of the year. Accrued liabilities decreased by $7.3 million primarily due to lower accrued payroll and employee benefit requirements as of October 3, 1997 as compared to September 27, 1996.

Investing activities in Fiscal 1997 were comprised principally of capital expenditures for property, plant and equipment which amounted to $9.2 million in Fiscal 1997, $12.5 million in Fiscal 1996 and $6.9 million in Fiscal 1995. Investments in property, plant and equipment decreased $3.3 million in Fiscal 1997, as compared to Fiscal 1996, primarily as a result of the Company's completion of consolidation efforts in its San Carlos and Palo Alto facilities.

The Company's continuing operations typically do not have large capital requirements. Excluding the one-time improvements made in connection with consolidation activities, which were completed in Fiscal 1997, expenditures for the purchase of property, plant and equipment in Fiscal 1997 and Fiscal 1996 were $6.6 million and $8.7 million, respectively. Expenditures in Fiscal 1995, excluding costs of seismic retrofits, were $6.9 million. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. The Company has begun to upgrade its computer systems with equipment and software that is "Year 2000" compliant and, as a result, has acquired $1.6 million of equipment in Fiscal Year 1997 under a capital lease.

Financing activities in Fiscal 1997 and Fiscal 1996 were related almost entirely to repayments of or proceeds from the Company's Senior Credit Agreement.

The Company's primary source of liquidity, other than funds generated from operations or other sources of liquidity, is the $35.0 million revolving credit facility provided by the Senior Credit Agreement. Of this amount, $6.4 million was available for CPI to draw upon as of October 3, 1997. The Senior Credit Agreement does not require CPI, at any time, to exchange any of its floating-rate obligations under the Senior Credit Agreement into fixed-rate obligations.

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

Impact of Inflation

Generally, the Company has been able to pass on inflation-related cost increases to its customers; consequently, inflation has not had a material impact on the Company's historical operations or profitability.

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

Recent Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It requires classification of other comprehensive income, as defined by the standard, by their nature (e.g., unrealized gains or losses on securities) in a financial statement, but does not require a specific format for that statement. The accumulated balance of other comprehensive income is to be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997 and reclassification of financial statements for earlier periods provided for comparative purposes is required.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997.

The Company plans to adopt SFAS No. 130 and SFAS No. 131 in 1998 and does not expect that the adoption of these pronouncements will have a material effect on the Company's consolidated financial statements except that there may be significant modifications in segment disclosures.

Year 2000

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather that four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.



ITEM 8:       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information called for by this item is set forth in the consolidated financial statements of CPI and Holding contained in this report. Specific financial statements can be found at the pages listed in the following index:


COMMUNICATIONS & POWER INDUSTRIES INC.                                                                   Page
                                                                                                         ----
Index to Financial Statements.............................................................................F-1

Consolidated Balance Sheets as of October 3, 1997 and September 27, 1996..................................F-4

Consolidated Statements of Operations for the 53-week period ended October 3,
     1997 (Successor), the 52-week period ended September 27, 1996 (Successor), the 7-week period ended September 29, 1995 (Successor) and the 45-week period ended August 11, 1995 (Predecessor) ..........................................................F-5

Consolidated Statements of Stockholders' Equity (Deficit) for the 53-week period ended October 3, 1997 (Successor), the 52-week period ended September 27,
     1996 (Successor), the 7-week period ended September 29, 1995 (Successor)
     and the 45-week period ended August 11, 1995
     (Predecessor)........................................................................................F-6

Consolidated Statements of Cash Flows for the 53-week period ended October 3,
     1997 (Successor), the 52-week period ended September 27, 1996 (Successor), the 7-week period ended September 29, 1995 (Successor) and the 45-week period ended August 11, 1995 (Predecessor) ..........................................................F-7

Notes to the Consolidated Financial Statements............................................................F-9

Financial Statement Schedule.............................................................................F-61

COMMUNICATIONS & POWER INDUSTRIES INC.                                                                   Page
                                                                                                         ----

Consolidated Balance Sheets as of October 3, 1997 and September 27, 1996.................................F-33

Consolidated Statements of Operations for the 53-week period ended October 3,
     1997 (Successor), the 52-week period ended September 27, 1996 (Successor), the 7-week period ended September 29, 1995 (Successor) and the 45-week period ended August 11, 1995 (Predecessor) .........................................................F-34

Consolidated Statements of Stockholders' Equity (Deficit) for the 53-week period ended October 3, 1997 (Successor), the 52-week period ended September 27,
     1996 (Successor), the 7-week period ended September 29, 1995 (Successor)
     and the 45-week period ended August 11, 1995
     (Predecessor).......................................................................................F-35

Consolidated Statements of Cash Flows for the 53-week period ended October 3,
     1997 (Successor), the 52-week period ended September 27, 1996 (Successor), the 7-week period ended September 29, 1995 (Successor) and the 45-week period ended August 11, 1995 (Predecessor) .........................................................F-36

Notes to the Consolidated Financial Statements...........................................................F-38

Financial Statement Schedule.............................................................................F-62

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with the audit of the financial statements for the 53-weeks ended October 3, 1997, the 52-weeks ended September 27, 1996, the 7-weeks ended September 29, 1995 and the 45-weeks ended August 11, 1995, there were no disagreements with KPMG Peat Marwick LLP on accounting or financial disclosure.

                                    PART III

ITEM 10:      DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS OF HOLDING

The following is a table setting forth certain information with respect to the directors and executive officers of Holding. All directors serve for a period of one year or until their successors are duly elected and qualified.


               Name                  Age             Position
Al D. Wilunowski.................    51   Chief Executive Officer,
                                          President and Director
Alvin J. Ferreira................    53   Vice President and Assistant
                                          Secretary
Lynn E. Harvey...................    42   Chief Financial Officer,
                                          Treasurer and Secretary
Chester G. Lob...................    71   Vice President and Assistant
                                          Treasurer
Leonard I. Green.................    64   Director
John G. Danhakl..................    41   Director
Gregory J. Annick................    33   Director

DIRECTORS AND EXECUTIVE OFFICERS OF CPI

The following is a table setting forth certain information with respect to the individuals who are the directors and executive officers of CPI. All directors serve for a period of one year or until their successors are duly elected and qualified.


               Name                  Age             Position
Al D. Wilunowski.................    51   Chief Executive Officer,
                                          President and Director
Joseph Caldarelli................    47   Vice President
James J. Commendatore............    54   Vice President
Alvin J. Ferreira................    53   Vice President
Dennis J. Gleason................    44   Vice President
Lynn E. Harvey...................    42   Chief Financial Officer
H. Frederick Koehler.............    62   Vice President
Chester G. Lob...................    71   Vice President
Armand Staprans..................    66   Vice President
Leonard I. Green.................    64   Director
John G. Danhakl..................    41   Director
Gregory J. Annick................    33   Director

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

James J. Commendatore became a Vice President of CPI in August 1995. Mr. Commendatore was Vice President and General Manager of the Predecessor's Microwave Equipment Products ("MEP") business unit from December 1994 until August 1995. From October 1993 until December 1994, he served as MEP's Business Support Process Manager, responsible for operations and administration, and as Controller. He also served as MEP's Controller from August 1989 until October 1993. Mr. Commendatore's background also includes various finance, supervisory, and management posts with United Technology Center, Litton Industries, Inc., National Semiconductor, Advanced Memory Systems, and Amdahl Corporation. Mr. Commendatore holds B.S. degrees in Business and Industrial Management and an M.B.A. degree, all from California State University, San Jose.

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

Lynn E. Harvey became Chief Financial Officer of Holding and CPI in August 1995. Ms. Harvey was the Business Support Process Manager and Controller of the Power Grid Tube Products unit of the Predecessor from 1993 to August 1995. From 1984 until 1993, Ms. Harvey held various finance, supervisory and management positions with Varian Associates. Ms. Harvey received a B.S. degree from the University of California, Berkeley.

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

Leonard I. Green has been an executive officer and an equity owner of LGP, a merchant banking firm which manages GEI II, since the formation of LGP and GEI II in 1994 by the principals of Leonard Green & Associates, L.P. ("LGA"). Mr. Green has also been, individually or through a corporation, a partner in LGA, a merchant banking firm, since its inception in 1989. Before forming LGA, Mr. Green had been a partner of Gibbons, Green, van Amerongen for more than five years. Mr. Green is also a director of Rite Aid Corporation, Carr-Gottstein Foods Co. and Hechinger Company.

John G. Danhakl has been an executive officer and an equity owner of LGP, a merchant banking firm which manages GEI II, since 1995. Mr. Danhakl had previously been a Managing Director at Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and had been with DLJ since 1990. Prior to 1990, Mr. Danhakl was a Vice President at Drexel Burnham Lambert from 1985 to 1990. Mr. Danhakl is also a director of The Arden Group, Inc., Twin Laboratories, Inc., Leslie's Poolmart, Inc., Big 5 Corp. and Hechinger Company.

Gregory J. Annick has been an executive officer and an equity owner, through a trust, of LGP, a merchant banking firm which manages GEI II, since the formation of LGP and GEI II in 1994 by the principals of LGA. He joined LGA as an associate in 1989, became a principal in 1993, and through a corporation became a partner of LGA in 1994. From 1988 to 1989, he was an associate with the merchant banking firm of Gibbons, Green, van Amerongen. Before that time, Mr. Annick was a financial analyst in mergers and acquisitions with Goldman, Sachs & Co. Mr. Annick is also a director of Carr-Gottstein Foods Co., Leslie's Poolmart, Inc. and Hechinger Company.

ITEM 11: EXECUTIVE COMPENSATION

The information set forth in the following table relates to the Chief Executive Officer and President of both Holding and CPI (who formerly served at the Predecessor's Chief Operating Officer) and the next four most highly compensated executive officers of Holding and CPI (collectively, the "Named Executive Officers") for Fiscal 1997, Fiscal 1996 and for the 7-week period ending September 29, 1995.


                                                          SUMMARY COMPENSATION TABLE


                                                                    ANNUAL                            LONG TERM
                                                                 COMPENSATION                       COMPENSATION
                                                   ---------------------------------------------    -------------
           NAME AND                                                                OTHER ANNUAL         LTIP           ALL OTHER
      PRINCIPAL POSITION           FISCAL                           BONUS($)       COMPENSATION       PAYOUTS($)    COMPENSATION($)
       WITH THE COMPANY             YEAR           SALARY($)          (a)              (b)              (c)               (d)
-------------------------------    ------          --------        ---------       -------------      ----------    ---------------
Al D. Wilunowski                   1997(1)        $302,744          $184,246        $ 38,041         $408,611         $112,324
  Chief Executive Officer          1996(2)         302,744           376,591          34,672          541,613           17,195
  and President                    1995(3)          40,754            63,365           2,314           78,062            2,077

Joseph Caldarelli                  1997(1)         102,435            67,070           8,173           53,173            7,326
  Vice President                   1996(2)         102,153            75,012           8,080           58,966            6,939
                                   1995(3)          10,814             9,774           1,341           12,687              781

Alvin J. Ferreira                  1997(1)         128,700            43,599          12,055           45,973            7,436
  Vice President                   1996(2)         128,700            55,539           2,756           69,178            7,528
                                   1995(3)          17,325            16,066              --           17,421              932

Dennis J. Gleason                  1997(1)         127,452            81,173          12,843           66,649            6,181
  Vice President                   1996(2)         127,452           118,993           2,582           73,368            6,174
                                   1995(3)          17,157            15,272              --           17,252              833

Armand Staprans                    1997(1)         128,654            96,529          17,535           67,278           11,828
  Vice President                   1996(2)         128,654           107,842           2,826           74,060           10,899
                                   1995(3)          17,318            16,448              --           17,415            1,086

         (1) 53-weeks ending October 3, 1997
         (2) 52-weeks ending September 27, 1996
         (3)  7-weeks ending September 29, 1995

(a) Consists of awards paid in Fiscal 1998 and Fiscal 1997 under CPI's Management Incentive Plan for Fiscal 1997 and Fiscal 1996, respectively. Data for the 7-week period ending September 29, 1995 represents the amount paid by the Company in Fiscal 1996 relating to the Varian plan for Fiscal 1995.

(b) Consists of amounts reimbursed for the payment of taxes on certain perquisites and personal benefits.

(c) Consists of cash payouts (1) in Fiscal 1998 under the long-term incentive feature of CPI's Management Incentive Plan for the three year period ended Fiscal 1997; (2) in Fiscal 1997 under the long-term incentive feature of CPI's Management Incentive Plan for the two year period ended Fiscal 1996; and (3) in Fiscal 1996 under the long-term incentive feature of Varian's Omnibus Stock Plan for the three-year period ended with Fiscal 1995, paid by the Company for the 7-weeks ended September 29, 1995.

(d) Consists of (1) Company contributions to CPI's 401(k) plan and Supplemental Retirement Plan and (2) Company paid premiums for group life insurance for Fiscal 1997, Fiscal 1996 and, for the 7-week period ending September 29, 1995.

The Company generally provides its executives with compensation (including cash compensation and employee benefits) reasonably comparable to the compensation provided to them as executives of the Predecessor, except that the Company does not at this time contemplate that any of its executives will be provided with stock options, restricted stock, SARs, phantom stock or similar equity benefits, other than the shares purchased by the Management Investors (as defined below) under Holding's 1995 Management Equity Plan, although the Company may consider implementing plans or arrangements providing for one or more of such benefits in the future. Employee benefit plans offered to the Company's Named Executive Officers and the Company's other executives include health, life and disability insurance and both a defined contribution retirement plan and a supplemental executive retirement plan.

THE HOLDING EQUITY PLAN

The Named Executive Officer and certain of Holding's and CPI's other executive officers are participants in Holding's 1995 Management Equity Plan (the "Holding Equity Plan"). Under the Holding Equity Plan, participants may purchase shares of Holding Common Stock ("Management Shares") at a price determined by Holding's board of directors to be the fair market value of such Holding Common Stock on the date the participant executes an agreement to purchase the shares. Holding has reserved a total of 50,000 shares of Holding Common Stock for issuance under the Holding Equity Plan, 45,870 of which were issued to the Company's Chief Executive Officer, certain executive officers and key employees (collectively, any executive officers and key employees who may acquire Management Shares are referred to as the "Management Investors") in Fiscal 1995. No additional shares were issued in Fiscal 1996 and 650 shares were repurchased in Fiscal 1997.

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

LGP is investment adviser to, and an affiliate of the general partner of, GEI II, which holds approximately 72.0% of the outstanding shares of Holding. Holding, in turn, owns all of the outstanding shares of common stock of CPI. Messrs. Green, Danhakl and Annick, who are directors of Holding and CPI, are also stockholders of the general partner of LGP. See "Directors and Executive Officers." In connection with the Acquisition, Holding and CPI entered into a Management Services Agreement with LGP pursuant to which LGP will receive an annual fee of approximately $362,000 plus reasonable expenses for providing management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analysis, negotiating and structuring financing, and exploring, negotiating and arranging expansion and capital market opportunities, in the future. The Management Services Agreement has a term of up to twelve years. Holding and CPI believe that the contacts and expertise provided by LGP in these areas enhance the Company's opportunities and management's expertise in these matters and that the fees to be paid to LGP fairly reflect the value of the services provided by LGP. In Fiscal 1997, LGP received $376,000 pursuant to the terms of the Management Service Agreement. In addition to an annual fee for such management consulting services, the Management Services Agreement provides that LGP may receive reasonable and customary fees and expenses from time to time for providing financial advisory and investment banking services in connection with major financial transactions that may be undertaken in the future. The Senior Credit Agreement and the indenture governing the Notes (the "Indenture") also include certain provisions regarding approval of affiliate transactions.

COMPENSATION OF DIRECTORS

Individuals who are officers of Holding and CPI, as well as Messrs. Green, Danhakl and Annick, will not receive any compensation directly for their service on Holding's and CPI's Boards of Directors. Holding and CPI have entered into a management services agreement pursuant to which LGP will receive an annual fee plus reasonable expenses for providing management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analyses, negotiating and structuring financing and exploring expansion opportunities, in the future. See "ITEM 13 Certain Relationships and Related Transactions." It is anticipated that other directors, if any, will receive customary fees for service on Holding's and CPI's respective Boards of Directors.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of CPI's common stock is owned by Holding. The following table sets forth, as of December 8, 1997, certain information with respect to the beneficial ownership of Holding Common Stock by (i) each person known by Holding to own beneficially 5% or more of the outstanding shares of Holding Common Stock, (ii) each director of Holding and CPI, (iii) the person named in the summary compensation table, and (iv) all executive officers and directors as a group.


                                                                                            Percent of
                                                                Amount and Nature of          Shares
Name and Address of Beneficial Owner (a)                        Beneficial Ownership        Outstanding
----------------------------------------                        --------------------        ------------
Green Equity Investors II, L.P.(b)........................             143,630                 72.05%
11111 Santa Monica Boulevard, Suite 2000
Los Angeles, California 90025

Leonard I. Green(b).......................................             143,630                 72.05%
11111 Santa Monica Boulevard Suite 2000
Los Angeles, California 90025

John G. Danhakl(b)........................................             143,630                 72.05%
11111 Santa Monica Boulevard, Suite 2000
Los Angeles, California 90025

Gregory J. Annick(b)......................................             143,630                 72.05%
11111 Santa Monica Boulevard, Suite 2000
Los Angeles, California 90025

Al D. Wilunowski(c).......................................              21,400                 10.73%
607 Hansen Way
Palo Alto, California 94303

Joseph Caldarelli(d)......................................               3,000                  1.50%

Alvin J. Ferreira.........................................               2,500                  1.25%

Dennis J. Gleason.........................................               2,000                  1.00%

Armand Staprans...........................................               2,500                  1.25%

Directors and Executive Officers as a group
(12 persons)(b)...........................................             182,080                 91.34%

(a) Addresses are given only for persons listed as beneficial owners of 5% or more of Holding Common Stock.

(b) GEI II is a Delaware limited partnership managed by LGP, which is an affiliate of the general partner of GEI II. Each of Mr. Green, Jonathan
         D. Sokoloff, Mr. Danhakl, Mr. Annick, Jennifer Holden Dunbar and Peter
         J. Nolan, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control LGP and such general partner. LGP and such general partner may be deemed to control the voting and disposition of the shares of Holding Common Stock owned by GEI II. Accordingly, for certain purposes, Messrs. Green, Sokoloff, Danhakl, Annick and Nolan and Ms. Holden Dunbar may be deemed to be beneficial owners of the shares of Holding Common Stock held by GEI II. All of the shares of Holding Common Stock shown in the table as being beneficially owned by Messrs. Green, Danhakl and Annick are owned by GEI II.

(c) Includes 400 shares originally acquired by Mr. Wilunowski and subsequently transferred to his child.

(d) Includes 750 shares originally acquired by Mr. Caldarelli and subsequently transferred to his children.

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

ITEM 13:      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreements

LGP is investment adviser to, and an affiliate of the general partner of, GEI II, which holds approximately 72.0% of the outstanding shares of Holding. Holding, in turn, owns all of the outstanding shares of common stock of CPI. Messrs. Green, Danhakl and Annick, who are directors of Holding and CPI, are also stockholders of the general partner of LGP. In connection with the Acquisition, Holding and CPI entered into a Management Services Agreement with LGP pursuant to which LGP will receive an annual fee of approximately $362,000 plus reasonable expenses for providing management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analysis, negotiating and structuring financing, and exploring, negotiating and arranging expansion and capital market opportunities, in the future. The Management Services Agreement has a term of up to twelve years. Holding and CPI believe that the contacts and expertise provided by LGP in these areas enhance the Company's opportunities and management's expertise in these matters and that the fees to be paid to LGP fairly reflect the value of the services provided by LGP. In Fiscal 1997, LGP received $376,000 pursuant to the terms of the Management Services Agreement. In addition to an annual fee for such management consulting services, the Management Services Agreement provides that LGP may receive reasonable and customary fees and expenses from time to time for providing financial advisory and investment banking services in connection with major financial transactions that may be undertaken in the future. The Senior Credit Agreement and the Indenture also include certain provisions regarding approval of affiliate transactions.

                                     PART IV

ITEM 14:      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

(a)      Financial Statement Schedule of CPI and Holding

         Schedule II - Valuation and Qualifying Accounts

(b)      Reports on Form 8-K

         None.

(c)      Schedule of Exhibits


Exhibit No.                                     Description
-----------                                     -----------
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

3.1 (1)  Restated Certificate of Incorporation of CPI filed with the
         Delaware Secretary of State on August 11, 1995.

3.2 (1)  Bylaws of CPI.

3.3 (1)  Certificate of Incorporation of Holding.

3.4 (1)  Bylaws of Holding.

4.1 (1) Indenture among CPII Acquisition, Holding, the other guarantors of the Notes (the "Guarantors") and U.S. Trust Company of California,
         N.A., relating to the Notes dated as of August 11, 1995.

4.2 (1) First Supplemental Indenture among CPI, Holding, the other Guarantors and U.S. Trust Company of California, N.A., relating to the Notes dated as of August 11, 1995.

4.3 (1)  Form of Notes (included in Exhibit 4.1, Exhibit A).

4.4 (1)  Form of Indenture between CPI and Shawmut Bank Connecticut, National
         Association, relating to the Exchange Notes.

4.5 (1)  Form of Exchange Note (included in Exhibit 4.5, Exhibit A).

Exhibit No.                                     Description
-----------                                     -----------
4.6 (2)  Form of Second Supplemental Indenture among CPI, Holding, the other
         Guarantors and U.S. Trust Company of California, N.A., relating to the
         Notes.

10.1 (1) Credit Agreement among CPI, Holding, CPII Acquisition, the other obligors named therein, the lenders named therein and Bankers Trust
         Company, as Agent, dated as of August 11, 1995 (including Annex A
         (Definitions; Rules of Construction) and Annex F (Financial
         Covenants)).

10.1.1 First Amendment to Credit Agreement among CPI, Holding, the other obligors named therein, the lenders named therein and Bankers Trust
         Company, as Agent, dated as of December 31, 1996.

10.1.2 Second Amendment to Credit Agreement among CPI, Holding, the other obligors named therein, the lenders named therein and Bankers Trust
         Company, as Agent, dated as of April 1, 1997.

10.1.3 Third Amendment to Credit Agreement among CPI, Holding, the other obligors named therein, the lenders named therein and Bankers Trust
         Company, as Agent, dated as of June 27, 1997.

10.2 (1) Term A Notes in the amount of $8,333,333.32, $4,166,666.67,
         $4,166,666.67, $4,166,666.67 and $4,166,666.76 made by CPI in favor of
         Bankers Trust Company, Dresdner Bank AG, First Bank National
         Association, The Nippon Credit Bank, Ltd. and Union Bank, respectively, dated as of August 11, 1995.

10.3 (1) Term B Notes in the amount of $11,666,666.68 and $5,666,666.67 made by
         CPI in favor of Bankers Trust Company and Crescent/Mach I Partners, respectively, dated as of August 11, 1995.

10.4 (1) Revolving Credit Notes in the amount of $11,666,666.68, $5,833,333.33,
         $5,833,333.33, $5,833,333.33 and $5,833,333.33 made by CPI in favor of
         Bankers Trust Company, Dresdner Bank AG, First Bank National
         Association, The Nippon Credit Bank, Ltd, and Union Bank, respectively, dated as of August 11, 1995.

10.5 (1) Swingline Note in the amount of $5,000,000 made by CPI in favor of Bankers Trust Company dated as of August 11, 1995.

10.6 (1) Security Agreement among CPI, CPII Acquisition, the other assignors named therein and Bankers Trust Company, as Agent, dated as of August
         11, 1995.

10.7 (1) Pledge Agreement made by CPI, Holding, CPII Acquisition, and CPI
         Subsidiary Holdings, Inc. in favor of Bankers Trust Company, as Agent, dated as of August 11, 1995.

10.8 (1) Continuing Guaranty made by each of the Guarantors in favor of the Lenders and Agent under the Senior Credit Agreement, dated as of August
         11, 1995.

10.9 (1) Transitional Services Agreement between CPI and Varian dated as of
         August 10, 1995.

10.10(3)(+)Key Components Supply Agreement between CPI and Varian dated as of August 10, 1995.

Exhibit No.                                     Description
-----------                                     -----------
10.11 (1)Cross License Agreement between the CPI and Varian dated as of August
         10, 1995.

10.12 (1)Trademark License Agreement between CPI and Varian dated as of August
         10, 1995.

10.13 (1)Assignment and Assumption of Lessee's Interest in Lease (Units 1-4,
         Palo Alto) and Covenants, Conditions and Restrictions on Leasehold
         Interests (Units 1-12, Palo Alto) dated as of August 10, 1995 between
         Varian Realty Inc., Varian Associates, Inc. and CPI.

10.14 (1)Sublease (Portion of Building 2 Located on Unit 5, Palo Alto) dated as of August 10, 1995 between Varian Realty Inc. and CPI.

10.15 (1)Sublease (Unit 8, Palo Alto) dated as of August 10, 1995 between Varian
         Realty Inc. and CPI.

10.16 (1)Sublease (Building 4, Palo Alto) .dated as of August 10, 1995 between
         CPI, as Sublessee, Varian Associates, Inc., as Sublessor, and Varian
         Realty Inc., as Adjacent Property Sublessor.

10.17 (1)Assignment and Assumption of Tenant's Interest in Lease (Santa Clara,
         California) dated as of August 10, 1995 between Varian and CPI.

10.18 (1)Lease (Salt Lake City, Utah) dated as of August 10, 1995 between
         CPI and Varian Associates, Inc.

10.19 (1)Shared Use Agreement dated as of August 11, 1995 between Varian (on behalf of itself and its subsidiaries) and CPI (as successor by merger to CPII Acquisition Corp.) (on behalf of itself and its subsidiaries).

10.20 (1)Purchase Agreement among CPII Acquisition, Holding, the other
         Guarantors and the initial purchasers of the Series A Senior
         Subordinated Notes (the "Initial Notes Purchasers") dated as of August
         11, 1995.

10.21 (1)Purchase Agreement among CPII Acquisition, Holding and the initial purchaser of the Series A Senior Preferred Stock (the "Initial Senior
         Preferred Stock Purchaser") dated as of August 11, 1995.

10.22 (1)A/B Exchange Registration Rights agreement among CPI (as successor by merger to CPII Acquisition), Holding, the other Guarantors and the Initial Notes Purchasers dated as of August 11, 1995.

10.23 (1)Amendment to A/B Exchange Registration Rights Agreement among CPI,
         Holding, the other Guarantors and the Initial Notes Purchasers dated as of August 11,1995.

10.24 (1)A/B Exchange Registration Rights Agreement between CPI (as successor by merger to CPII Acquisition) and the Initial Senior Preferred Stock
         Purchaser dated as of August 11, 1995.

10.25 (1)Amendment to A/B Exchange Registration Rights Agreement between CPI and the Initial Senior Preferred Stock Purchaser dated as of August 11,
         1995.

Exhibit No.                                     Description
-----------                                     -----------
10.26 (1)Holding Common Stock Registration Rights Agreement by and among
         Holding, GEI II and the Initial Senior Preferred Stock Purchaser dated as of August 11, 1995 relating to the Holding Common Stock sold with the Series A Senior Preferred Stock.

10.27 (1)Stockholders Agreement by and among Holding, GEI II and the Initial
         Senior Preferred Stock Purchaser dated as of August 11, 1995 relating to the Holding Common Stock sold with the Series A Senior Preferred
         Stock.

10.28 (1)Stock Subscription Agreement among Holding, CPII Acquisition Corp. and
         GEI II dated as of August 11, 1995.

10.29 (1)Management Services Agreement among CPI, Holding and Leonard Green &
         Partners, L.P. dated as of August 11, 1995.

10.30 (1)1995 Holding Management Equity Plan (including Form of Management
         Subscription and Stockholders Agreement).

10.31 (1)Letter from Holding to Al D. Wilunowski dated June 9, 1995 relating to terms of employment.

10.32 (1)Letter from Holding to Alvin J. Ferreira dated June 9, 1995 relating to terms of employment.

10.33 (1)Letter from Holding to Dennis J. Gleason dated June 9, 1995 relating to terms of employment.

10.34 (1)Letter from Holding to H. Frederick Koehler dated June 9, 1995 relating to terms of employment.

10.35 (1)Letter from Holding to Armand Staprans dated June 9, 1995 relating to terms of employment.

21 (1)   Subsidiaries of CPI and Holding.

27.1     Financial Data Schedule (Communications & Power Industries, Inc.)

27.2     Financial Data Schedule (Communications & Power Industries Holding
         Corporation)

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

                           COMMUNICATIONS & POWER INDUSTRIES, INC.

                           By:  /s/ Al D. Wilunowski
                              ----------------------------------------
                                           Al D. Wilunowski
                                Chief Executive Officer and President
                                        Date: December 23, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         Signature                                         Title                                        Date
         ---------                                         -----                                        ----

   /s/ Leonard I. Green                                   Director                                    12-23-97
----------------------------                                                                     -------------------


    /s/ John G. Danhakl                                   Director                                    12-23-97
----------------------------                                                                     -------------------


   /s/ Gregory J. Annick                                  Director                                    12-23-97
----------------------------                                                                     -------------------

                                      Chief Financial Officer, Treasurer and Secretary
    /s/ Lynn E. Harvey                  (Principal Financial and Accounting Officer)                  12-23-97
---------------------------                                                                     -------------------

                                      Director, Chief Executive Officer and President
   /s/ Al D. Wilunowski                        (Principal Executive Officer)                          12-23-97
----------------------------                                                                     -------------------

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

                           COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION

                           By:  /s/ Al D. Wilunowski
                              ----------------------------------------
                                           Al D. Wilunowski
                                Chief Executive Officer and President
                                        Date: December 23, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         Signature                                         Title                                        Date
         ---------                                         -----                                        ----

   /s/ Leonard I. Green                                   Director                                    12-23-97
----------------------------                                                                     -------------------


    /s/ John G. Danhakl                                   Director                                    12-23-97
----------------------------                                                                     -------------------


   /s/ Gregory J. Annick                                  Director                                    12-23-97
----------------------------                                                                     -------------------

                                      Chief Financial Officer, Treasurer and Secretary
    /s/ Lynn E. Harvey                  (Principal Financial and Accounting Officer)                  12-23-97
---------------------------                                                                     -------------------

                                      Director, Chief Executive Officer and President
   /s/ Al D. Wilunowski                        (Principal Executive Officer)                          12-23-97
----------------------------                                                                     -------------------

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

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)




                          INDEX TO FINANCIAL STATEMENTS

                     COMMUNICATIONS & POWER INDUSTRIES, INC.

                                                                                      Page
                                                                                      ----
Independent Auditors' Report...........................................................F-3

Consolidated Balance Sheets as of October 3, 1997 and September 27, 1996 ..............F-4

Consolidated Statements of Operations for the 53-week period ended October 3,
    1997 (Successor), the 52-week period ended September 27, 1996 (Successor), the 7-week period ended September 29, 1995 (Successor) and the 45-week period ended August 11, 1995 (Predecessor)  .......................................F-5

Consolidated Statements of Stockholders' Equity (Deficit) for the 53-week period ended October 3, 1997 (Successor), the 52-week period ended September 27,
    1996 (Successor), the 7-week period ended September 29, 1995 (Successor) and the 45-week period ended August 11, 1995 (Predecessor) ............................F-6

Consolidated Statements of Cash Flows for the 53-week period ended October 3,
    1997 (Successor), the 52-week period ended September 27, 1996 (Successor), the 7-week period ended September 29, 1995 (Successor) and the 45-week period ended August 11, 1995 (Predecessor) ........................................F-7

Notes to the Consolidated Financial Statements.........................................F-9

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION


Independent Auditors' Report..........................................................F-32

Consolidated Balance Sheets as of October 3, 1997 and September 27, 1996 .............F-33

Consolidated Statements of Operations for the 53-week period ended October 3,
    1997 (Successor), the 52-week period ended September 27, 1996 (Successor), the 7-week period ended September 29, 1995 (Successor) and the 45-week period ended August 11, 1995 (Predecessor)  ......................................F-34

Consolidated Statements of Stockholders' Equity (Deficit) for the 53-week period ended October 3, 1997 (Successor), the 52-week period ended September 27,
    1996 (Successor), the 7-week period ended September 29, 1995 (Successor) and the 45-week period ended August 11, 1995 (Predecessor) ...........................F-35

Consolidated Statements of Cash Flows for the 53-week period ended October 3,
    1997 (Successor), the 52-week period ended September 27, 1996 (Successor), the 7-week period ended September 29, 1995 (Successor) and the 45-week period ended August 11, 1995 (Predecessor)  ......................................F-36

Notes to the Consolidated Financial Statements........................................F-38

                          FINANCIAL STATEMENT SCHEDULES

Communications & Power Industries, Inc................................................F-61

Communications & Power Industries Holding Corporation.................................F-62

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)



                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Communications & Power Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Communications & Power Industries, Inc. (a wholly owned subsidiary of Communications & Power Industries Holding Corporation) and subsidiaries ( "CPI" or the "Successor") as of October 3, 1997 and September 27, 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the 53-week period ended October 3, 1997, the 52-week period ended September 27, 1996 and the 7-week period ended September 29, 1995. We have also audited the related consolidated statements of operations, stockholders'equity, and cash flows of CPI's predecessor, the Electron Devices Business of Varian Associates, Inc. (the "Predecessor") for the 45-week period ended August 11, 1995. In connection with our audits of the consolidated financial statements for the periods indicated above, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of CPI's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Communications & Power Industries, Inc. and subsidiaries as of October 3, 1997 and September 27, 1996, the results of their operations and their cash flows for the 53-week period ended October 3, 1997, the 52-week period ended September 27, 1996, the 7-week period ended September 29, 1995, and the results of operations and cash flows of the Electron Devices Business of Varian Associates, Inc. for the 45-week period ended August 11, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                           /s/ KPMG PEAT MARWICK, LLP

San Jose, California
November 17, 1997

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                      Power Industries Holding Corporation)

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                                                    October 3,     September 27,
                                                            ASSETS                    1997             1996
                                                            ------                  ---------      -------------
CURRENT ASSETS
    Cash and cash equivalents                                                       $   2,027            1,753
    Accounts receivable, net                                                           52,326           50,380
    Inventories                                                                        50,750           46,471
    Deferred taxes                                                                      7,133            7,109
    Other current assets                                                                1,221            2,133
                                                                                    ---------        ---------
      Total current assets                                                            113,457          107,846
Property, plant, and equipment, net                                                    79,994           79,873
Goodwill, net                                                                          24,144           25,203
Debt issue costs, net                                                                   7,893            9,651
Deferred taxes                                                                         11,908            5,569
                                                                                    ---------        ---------
      Total assets                                                                  $ 237,396          228,142
                                                                                    =========        =========

LIABILITIES, SENIOR REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------
CURRENT LIABILITIES
    Revolving credit facility                                                       $  22,800           17,000
    Current portion of term loans                                                       5,700            3,950
    Accounts payable - trade                                                           10,419           10,527
    Accrued expenses                                                                   15,088           22,371
    Product warranty                                                                    4,211            4,327
    Income taxes payable                                                               11,975           10,560
    Advance payments from customers                                                     2,797            4,535
                                                                                    ---------        ---------
      Total current liabilities                                                        72,990           73,270
Senior term loans                                                                      29,950           35,650
Senior subordinated notes                                                             100,000          100,000
Obligations under capital leases                                                        1,584              -
                                                                                    ---------        ---------
      Total liabilities                                                               204,524          208,920
                                                                                    ---------        ---------
SENIOR REDEEMABLE PREFERRED STOCK ($.01 par value, 325,000 shares authorized;
    196,779 and 171,482 shares issued and outstanding as of 1997 and 1996,
    respectively, liquidation preference $100 per share)                               17,566           14,822
                                                                                    ---------        ---------
Commitments and contingencies

STOCKHOLDERS' EQUITY
    Junior Preferred Stock ($.01 par value, 525,000 shares authorized; 131,186 and 114,321 shares issued and outstanding as of 1997
      and 1996, respectively, liquidation preference $100 per share)                        1                1
    Common stock ($.01 par value, 400,000 shares authorized; 1 share
      issued and outstanding as of 1997 and 1996)                                         -                -
    Additional paid-in capital                                                         32,143           30,521
    Accumulated deficit                                                               (15,738)         (25,080)
    Stockholder loans                                                                  (1,100)          (1,042)
                                                                                    ---------        ---------
      Net stockholders' equity                                                         15,306            4,400
                                                                                    ---------        ---------
      Total liabilities, senior redeemable preferred
         stock and stockholders' equity                                             $ 237,396          228,142
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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)



                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                                             Successor                      Predecessor
                                          --------------------------------------------     -------------
                                            53-Week          52-Week         7-Week          45-Week
                                          period ended     period ended   period ended     period ended
                                           October 3,      September 27,  September 29,     August 11,
                                              1997             1996           1995             1995
                                           ---------        ---------       ---------        ---------
Sales                                      $ 253,439          257,449          36,398          214,677
Cost of sales                                183,678          184,482          27,634          160,156
                                           ---------        ---------       ---------        ---------
Gross Profit                                  69,761           72,967           8,764           54,521
                                           ---------        ---------       ---------        ---------
Operating costs and expenses:
    Research and development                   7,681            8,308           1,198            7,429
    Selling and Marketing                     19,701           19,886           2,763           17,506
    General and administrative                12,568           15,468           3,250           19,725
    Write-off of acquired in-process
         research and development                -                -            31,363              -
                                           ---------        ---------       ---------        ---------
Total operating costs and expenses            39,950           43,662          38,574           44,660
                                           ---------        ---------       ---------        ---------
Operating income (loss)                       29,811           29,305         (29,810)           9,861
Interest expense                              19,039           18,894           2,497              -
                                           ---------        ---------       ---------        ---------
Earnings (loss) before taxes                  10,772           10,411         (32,307)           9,861
Income tax expense (benefit)                  (3,000)           2,068          (2,709)           3,649
                                           ---------        ---------       ---------        ---------
Net earnings (loss)                           13,772            8,343         (29,598)           6,212


Preferred dividends:
   Senior Redeemable Preferred Stock           2,530            2,148             -                -
   Junior Preferred Stock                      1,686            1,432             -                -
                                           ---------        ---------       ---------        ---------
Net earnings (loss) attributable
   to Common Stock                         $   9,556            4,763         (29,598)           6,212
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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)



            CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                        (in thousands, except share data)


                                                  Junior                  Additional
                                                Preferred      Common      Paid-in      Accumulated
                                                  Stock         Stock      Capital        Deficit
                                                ----------     -------    ----------    ------------
PREDECESSOR:
  Balances, September 30, 1994                         -          -             -              -
     Net repayments to Varian
     Net earnings
                                                ----------     -------    ----------    ------------
  Balances, August 11, 1995                            -          -             -              -

SUCCESSOR:
  Elimination of business equity
  Issuance of stock in connection
   with the Acquisition:
    10,500 shares of common stock
     of Holding issued in connection
     with the issuance of the Senior
     Redeemable Preferred Stock                                                1,050
    Issuance of 100,000 shares
     of Junior Preferred Stock                           1                     9,999
     Less issue costs                                                           (654)
    Issuance of 1 share of
     Common stock to Holding                                                  20,000
     Less issue costs                                                         (1,307)
     Less stockholder loans
  Amortization of discount and
   issue costs on Senior
   Redeemable Preferred Stock                                                                    (29)
  Net loss                                                                                   (29,598)
                                                ----------     -------    ----------    ------------
  Balances, September 29, 1995                           1         -          29,088         (29,627)


  Amortization of discount and issue costs
   on Senior Redeemable Preferred Stock                                                         (214)
  Payment of dividends on Senior
     Redeemable Preferred Stock                                                               (2,149)
  Payment of dividends on Junior
     Preferred Stock                                                           1,433          (1,433)
  Net earnings                                                                                 8,343
  Repayment of stockholder loans
  Interest accrued on stockholder loans
                                                ----------     -------    ----------    ------------
  Balances, September 27, 1996                           1         -          30,521         (25,080)

  Amortization of discount and issue costs
   on Senior Redeemable Preferred Stock                                                         (214)
  Payment of dividends on Senior
     Redeemable Preferred Stock                                                               (2,530)
  Payment of dividends on Junior
     Preferred Stock                                                           1,686          (1,686)
  Net earnings                                                                                13,772
  Interest accrued on stockholder loans
  Purchase of Treasury Stock                                                     (64)
                                                ----------     -------    ----------    ------------

   Balances,  October 3, 1997                   $        1         -          32,143         (15,738)
                                                ==========     =======    ==========    ============

                                                                                    Total
                                                                                Stockholders'
                                                 Stockholder      Business         Equity
                                                    Loans          Equity         (Deficit)
                                                  ----------      --------      -------------
PREDECESSOR:
  Balances, September 30, 1994                          -          119,854            119,854
     Net repayments to Varian                                       (4,475)            (4,475)
     Net earnings                                                    6,212              6,212
                                                  ----------      --------      -------------
  Balances, August 11, 1995                             -          121,591            121,591

SUCCESSOR:
  Elimination of business equity                                  (121,591)          (121,591)
  Issuance of stock in connection
   with the Acquisition:
    10,500 shares of common stock
     of Holding issued in connection
     with the issuance of the Senior
     Redeemable Preferred Stock                                                         1,050
    Issuance of 100,000 shares
     of Junior Preferred Stock
     Less issue costs                                                                   9,346
    Issuance of 1 share of
     Common stock to Holding
     Less issue costs
     Less stockholder loans                           (1,000)                          17,693
  Amortization of discount and
   issue costs on Senior
   Redeemable Preferred Stock                                                             (29)
  Net loss                                                                            (29,598)
                                                  ----------      --------      -------------
  Balances, September 29, 1995                        (1,000)          -               (1,538)


  Amortization of discount and issue costs
   on Senior Redeemable Preferred Stock                                                  (214)
  Payment of dividends on Senior
     Redeemable Preferred Stock                                                        (2,149)
  Payment of dividends on Junior
     Preferred Stock                                                                      -
  Net earnings                                                                          8,343
  Repayment of stockholder loans                          25                               25
  Interest accrued on stockholder loans                  (67)                             (67)
                                                  ----------      --------      -------------
  Balances, September 27, 1996                        (1,042)          -                4,400

  Amortization of discount and issue costs
   on Senior Redeemable Preferred Stock                                                  (214)
  Payment of dividends on Senior
     Redeemable Preferred Stock                                                        (2,530)
  Payment of dividends on Junior
     Preferred Stock                                                                       -
  Net earnings                                                                         13,772
  Interest accrued on stockholder loans                  (58)                             (58)
  Purchase of Treasury Stock                                                              (64)
                                                  ----------      --------      -------------

   Balances,  October 3, 1997                         (1,100)          -               15,306
                                                  ==========      ========      =============



See accompanying notes to the consolidated financial statements.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                      Power Industries Holding Corporation)



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                             Successor                     Predecessor
                                                             ------------------------------------------    -----------
                                                              53-Week        52-Week         7-Week          45-Week
                                                            period ended  period ended    period ended     period ended
                                                             October 3,    September 27,   September 29,    August 11,
                                                                1997           1996           1995             1995
                                                              --------      --------        --------        --------
OPERATING ACTIVITIES
     Net cash provided by operating activities                $  5,311        11,290          14,823           4,083
                                                              --------      --------        --------        --------
INVESTING ACTIVITIES
     Purchase of businesses, net of cash acquired                  -             -          (196,200)            -
     Proceeds from sale of
          property, plant and equipment                          2,545           -               -               -
     Purchase of property, plant, and equipment                 (9,183)      (12,472)           (880)         (6,063)
     (Increase) decrease in other non current assets                 9          (114)            (27)            742
                                                              --------      --------        --------        --------
     Net cash used in investing activities                      (6,629)      (12,586)       (197,107)         (5,321)
                                                              --------      --------        --------        --------
FINANCING ACTIVITIES
     Repayment of intercompany funding to Varian                   -             -               -            (4,475)
     Net (Repayments)/Proceeds from revolving credit
          facility                                               5,800        (2,600)         19,600             -
     Net (Repayments)/Proceeds from the issuance of debt:
          Senior term loans                                     (3,950)       (2,400)         42,000             -
          Senior subordinated notes                                -             -           100,000             -
          Debt issue costs                                        (194)         (243)        (11,570)            -
     (Repayments)/Proceeds from the sale of stock:
          Senior Redeemable Preferred Stock                        -             -            15,000             -
          Junior Preferred Stock                                   -             -            10,000             -
          Common stock                                             -             -            20,000             -
          Common and preferred stock issue costs                   -             -            (3,479)            -
          Treasury stock                                           (64)          -               -               -
          Stockholder loans                                        -              25          (1,000)            -
                                                              --------      --------        --------        --------
     Net cash provided by (used in) financing activities         1,592        (5,218)        190,551          (4,475)
                                                              --------      --------        --------        --------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                       274        (6,514)          8,267          (5,713)
Cash and cash equivalents at beginning of period                 1,753         8,267             -             5,607
                                                              --------      --------        --------        --------
Cash and cash equivalents at end of period                    $  2,027         1,753           8,267            (106)
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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)




                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (in thousands)

                                                                         Successor                     Predecessor
                                                     ---------------------------------------------    ------------
                                                        53-Week         52-Week          7-Week         45-Week
                                                     period ended     period ended    period ended    period ended
                                                       October 3,     September 27,   September 29,    August 11,
                                                          1997            1996            1995            1995
                                                        --------        --------        --------        --------
DETAIL OF NET CASH PROVIDED
   BY OPERATING ACTIVITIES
Net earnings (loss)                                     $ 13,772           8,343         (29,598)          6,212

Adjustments to reconcile net earnings
   (loss) to net cash provided
   by operating activities:
     Write-off of acquired in-process
          research and development                           -               -            31,363             -
     Depreciation                                          8,572           6,670             803          10,999
     Amortization of deferred debt issue costs             1,952           1,962             199             -
     Amortization of goodwill                              1,049           1,061             138             166
     Deferred taxes                                       (6,363)         (9,752)         (2,926)          6,726
     Interest accrued on stockholder loans                   (58)            (67)            -               -
     (Gain)/Loss on the disposition of assets               (471)            -               -               -
     Changes in operating assets and liabilities:
          Accounts receivable                             (1,946)         (5,637)         (7,977)          3,051
          Inventories                                     (4,279)         (1,706)          4,581          (6,109)
          Other current assets                               913             433               7          (1,592)
          Accounts payable - trade                          (108)         (5,947)          9,843             462
          Accrued expenses                                (7,283)          2,585           9,024         (13,716)
          Product warranty                                  (116)           (363)             95             (40)
          Income tax payable                               1,415          10,560             -               -
          Advance payments from customers                 (1,738)          3,148            (729)         (2,076)
                                                        --------        --------        --------        --------
Net cash provided by operating activities               $  5,311          11,290          14,823           4,083
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

A summary of the assets acquired and liabilities assumed at their fair values is as follows (in thousands):

ASSETS ACQUIRED:
    Accounts receivable                     $ 36,766
    Inventories                               49,346
    Other current assets                       2,573
    Property, plant and equipment             73,994
    Goodwill                                  26,235
    Other assets                                  27
                                            --------
       Total assets acquired                 188,941
                                            --------
LIABILITIES ASSUMED:
    Accounts payable - trade                   6,631
    Accrued expenses                          10,762
    Advance payments from customers            2,116
    Product warranty                           4,595
                                            --------
       Total liabilities assumed              24,104
                                            --------
Purchase price allocated to in-process
    research and development                  31,363
                                            ========
       Purchase price paid to Varian        $196,200
                                            ========


The Acquisition has been accounted for as a purchase, and, accordingly, the purchase price was allocated based upon the fair values of assets acquired and liabilities assumed as of August 11, 1995.

In connection with the Acquisition, CPI entered into two senior term loans in the aggregate amount of $42.0 million (the "Senior Term Loans") and a revolving credit facility in a principal amount of up to $35.0 million (including a $5.0 million sub-facility for letters of credit, subsequently increased to $7.5 million) pursuant to the Credit Agreement with Bankers Trust Company, as agent, and the lenders thereunder (as subsequently amended, the "Senior Credit Agreement"), of which

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                      Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



approximately $23.0 million was drawn in connection with the consummation of the Acquisition. Additional financing for the Acquisition was obtained through the issuance of 12% Senior Subordinated Notes due 2005 (the "Senior Subordinated Notes") of CPI in the aggregate principal amount of $100.0 million, the issuance of Series A 14% Senior Redeemable Exchangeable Cumulative Preferred Stock due 2007 (the "Senior Redeemable Preferred Stock") of CPI and the issuance of Series A 14% Junior Cumulative Preferred Stock (the "Junior Preferred Stock") of CPI and common stock of Holding.

A summary of the Acquisition financing was as follows (in thousands):

Bank borrowings                        $  9,200
Senior term loans                        42,000
Senior subordinated debt                100,000
Senior Redeemable Preferred Stock        15,000
Junior Preferred Stock                   10,000
Holding common stock                     20,000
                                       --------
                                       $196,200
                                       ========


The accompanying consolidated financial statements include the results of the Predecessor for the 45-week period ended August 11, 1995. The accompanying consolidated financial statements for the 53-week period ended October 3, 1997, the 52-week period ended September 27, 1996 and the 7-week period ended September 29, 1995 include the results of CPI and its direct and indirect wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, significant intercompany balances and transactions within the Predecessor have been eliminated.

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

               Impairment of Long-Lived Assets and Assets to be Disposed Of

CPI adopted the provisions of Statement of Financial Accounting
Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, on January 1, 1996. SFAS No. 121 requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. The adoption of SFAS No. 121 did not have a material effect on CPI'S results of operations

               Warranty

CPI's products are generally warranted for a variety of periods, typically one to five years or a predetermined product usage life. Estimated future costs of repair, replacement or customer accommodations are reflected in the accompanying consolidated financial statements.

               Environmental Liabilities

Liabilities for environmental expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. There were no environmental liabilities established by CPI during Fiscal 1997 or Fiscal 1996. Environmental costs of the Predecessor were accumulated at the corporate level within Varian and charged to the Predecessor through corporate allocations. In connection with the Acquisition, Varian retained the environmental liabilities of the Predecessor existing as of the closing date at the Predecessor's facilities.

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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                      Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


               Senior Redeemable Preferred Stock

CPI's Senior Redeemable Preferred Stock was issued in units with an aggregate of 10,500 shares of common stock of Holding. The fair value of the shares of Holding's common stock issued, and the issue costs associated with the issuance of the Senior Redeemable Preferred Stock, have been reflected as a reduction of the Senior Redeemable Preferred Stock issued and is being amortized via a charge to accumulated deficit over the period until mandatory redemption, 12 years, using the effective interest method.

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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                      Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


               Supplemental Cash Flow Information

For Fiscal 1997, cash was paid for interest and taxes in the amount of $17,087,000 and $1,662,000, respectively. For Fiscal 1996, cash was paid for interest and taxes in the amount of $16,932,000 and $524,000, respectively. There were no interest payments or taxes paid during the 7-week period ended September 29, 1995, nor were there any cash payments made for interest or taxes by the Predecessor (all cash payments relating to such matters were made by Varian) during the period presented.

Non-cash financing activities included the payment of preferred dividends by CPI on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 25,297 and 21,482 additional shares of its Senior Redeemable Preferred Stock and 16,865 and 14,321 additional shares of its Junior Preferred Stock during Fiscal 1997 and Fiscal 1996, respectively. No dividends were issued during the 7-week period ended September 29, 1995. Amortization of discount and issue costs on the Senior Redeemable Preferred Stock was $214,000, $214,000 and $29,000 during Fiscal 1997, Fiscal 1996 and the 7-week period ended September 29, 1995, respectively. During Fiscal 1997, equipment of $1,584,000 was acquired under a capital lease.

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

CPI's customers are located throughout the United States, Canada, Europe and Asia. No single customer accounted for more than 5% of CPI's sales in either of the Successor or Predecessor periods and no accounts receivable balance from any customer exceeded 5% of net accounts receivable. Generally, CPI requires no collateral from its customers and CPI estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect CPI's estimate of its bad debts. Historical credit losses have been within management's expectations.

               Foreign Currency Translation

The functional currency of CPI's foreign subsidiaries is the U.S. dollar. Accordingly, assets and liabilities of subsidiaries outside of the United States representing cash, inventory and accounts receivable or payable are translated into U.S. dollars at the exchange rates in effect at year-end. Other accounts including property, plant and equipment are translated at historical exchange rates, which for assets acquired in connection with the Acquisition represent the rate as of August 11, 1995. Revenue and expense items are translated at effective rates of exchange prevailing during each year, except that depreciation is expensed at historical exchange rates.

CPI enters into forward exchange contracts to hedge sales transactions and firm commitments denominated in foreign currencies. Gains and losses on the forward contracts are recognized based on changes in exchange rates, as are offsetting foreign exchange gains and losses on the underlying transactions. CPI does not engage in foreign currency speculation.

The aggregate transaction and exchange gains and losses was $463,000 loss and $296,000 loss for Fiscal 1997 and Fiscal 1996, respectively. For the 7-week period ending September 29, 1995, the aggregate transaction and exchange gains and losses were not significant. For the 45-week period ending August 11, 1995, the aggregate exchange gain or loss, net of the gain or loss from the foreign

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                      Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


exchange contracts, was accumulated at the corporate level within Varian and allocated to the Predecessor based on its estimated proportionate share of international sales, and is included in the corporate allocations described later in these notes.

               Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of CPI's cash and cash equivalents, accounts receivable, accounts payable and debt obligations approximate their fair values which, for debt, is based upon current rates available to CPI for debt of the same maturities. Based on recent trading activity, CPI's Senior Subordinated Notes have been trading at a premium, or approximately 111%, as of December 1997.

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

               Recent Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It requires classification of other comprehensive income, as defined by the standard, by their nature (e.g., unrealized gains or losses on securities) in a financial statement, but does not require a specific format for that statement. The accumulated balance of other comprehensive income is to be displayed separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997 and reclassification of financial statements for earlier periods provided for comparative purposes is required.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997.

CPI plans to adopt SFAS No. 130 and SFAS No. 131 in 1998 and does not expect that the adoption of these pronouncements will have a material effect on the Company's consolidated financial statements except that there may be significant modifications in segment disclosures.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                      Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


        ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $0.28 million as of October 3, 1997 and $0.20 million as of September 27, 1996.

        INVENTORIES

Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:

                                 Fiscal Year
  (Dollars in thousands)       1997         1996
                             -------      -------
Raw materials and parts      $36,814       33,648
Work in process               12,274        9,277
Finished goods                 1,662        3,546
                             -------       ------
     Total inventories       $50,750       46,471
                             =======      =======



        PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment acquired by CPI at the date of the Acquisition is carried at fair value as of the date of acquisition. Property, plant and equipment added since the Acquisition is carried at historical cost. Major improvements are capitalized, while maintenance and repairs are expensed currently. Plant and equipment are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is shorter.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                      Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Estimated useful lives of property, plant, and equipment are:

                Land leaseholds                     Life of the lease
                Buildings                               40 years
                Machinery and equipment               3 to 7 years

The main components of property, plant, and equipment are as follows:


                                              Fiscal Year
                                        -----------------------
   (Dollars in thousands)                 1997           1996
                                        --------       --------
Land and land leaseholds                $ 36,284         36,548
Buildings                                 17,989         13,682
Machinery and equipment                   38,121         31,470
Leased equipment                           1,584             --
Construction in progress                   1,736          5,581
                                        --------       --------
Subtotal                                  95,714         87,281
Less accumulated depreciation
   and amortization                      (15,720)        (7,408)
                                        --------       --------
Net property, plant, and equipment      $ 79,994         79,873
                                        ========       ========

Accumulated amortization of equipment under capital lease arrangements was $33,000 for Fiscal 1997.

        ACCRUED EXPENSES

Accrued expenses are comprised of the following:


                                       Fiscal Year
                                   --------------------
   (Dollars in thousands)            1997         1996
                                   -------      -------
Taxes                              $   586          823
Payroll and employee benefits        9,939       13,436
Accrued exit costs                      --          775
Accrued interest                     2,483        2,392
Other                                2,080        4,945
                                   -------      -------
Total accrued expenses             $15,088       22,371
                                   =======      =======




        COSTS TO EXIT AN ACTIVITY OF THE PREDECESSOR

Prior to consummation of the Acquisition, management of the Predecessor had begun to formulate plans to exit certain activities of the Predecessor, which were finalized shortly after the Acquisition. These plans included two principal costs: (a) the costs associated with the contractually required closing and consolidation of CPI's Salt Lake City, Utah, operation into CPI's San Carlos, California, facility completed during the

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                      Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


first half of Fiscal 1997, and (b) the costs associated with disposing of certain excess plant capacity, which includes the consolidation, completed during the first quarter of Fiscal 1997, of one of its leased manufacturing facilities into its Palo Alto, California, facility.

In connection with the Acquisition, CPI accrued $1,259,000. In Fiscal 1996 and 1997, CPI had expended approximately $500,000 and $800,000, respectively, related to closing, consolidation and relocation costs associated with CPI's established exit plans.

        SENIOR CREDIT AGREEMENT

The Senior Credit Agreement provides for two term loans in the aggregate amount of $42.0 million, comprised of a $25.0 million "Term Loan A" tranche and a $17.0 million "Term Loan B" tranche, and a $35.0 million revolving credit facility which includes a sub-facility for letters of credit. This sub-facility was increased from $5.0 million to $7.5 million effective June 27, 1997. Availability of advances under the Revolving Credit Facility is subject to a borrowing base test. CPI's obligations under the Senior Credit Agreement are secured by substantially all of its assets (including the issued and outstanding capital stock of its direct and indirect subsidiaries) and are guaranteed by Holding and all of CPI's subsidiaries. As of October 3, 1997, CPI had $6.4 million available under the Revolving Credit Facility of which $1.7 million was available for issuance of letters of credit.

Borrowings under the Revolving Credit Facility and Term Loan A bear interest at a rate equal to the Eurodollar Rate (approximately 5.76% as of October 3, 1997) plus 2.5% per annum or the Base Rate (8.50% as of October 3, 1997) plus 1.0% per annum and borrowings under Term Loan B bear interest at a rate equal to the Eurodollar Rate plus 3.0% per annum or Base Rate plus 1.5% per annum, in each case as selected by CPI. Applicable interest rates on Term Loan A and the Revolving Credit Facility will be reduced after the first anniversary of the consummation of the Acquisition by up to 0.5% per annum if CPI meets and continues to meet certain financial tests. In addition to customary fronting and other fees, CPI will pay a fee equal to 1.5% per annum on undrawn amounts of letters of credit and a commitment fee of 0.5% per annum on unused facilities under the Revolving Credit Facility. The Senior Credit Agreement also provides for a prepayment premium in the event that it is voluntarily prepaid within two years of the establishment of the Senior Credit Agreement unless such prepayment is made with funds raised through an initial public offering of Holding's stock.

The Term Loans are subject to quarterly payments in the aggregate annual amounts as follows (in thousands):


                Term     Term
Fiscal Year    Loan A   Loan B
------------  -------  -------
   1998       $ 5,500      200
   1999         6,000      200
   2000         7,500      200
   2001             -    6,050
   2002             -   10,000
              -------  -------
              $19,000   16,650
              =======  =======

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                      Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


As of October 3, 1997, CPI had made payments of $6,000,000 against Term Loan A and $350,000 against Term Loan B, of which, $3,750,000 and $200,000 were paid in Fiscal 1997 against Term Loan A and Term Loan B, respectively.

The Revolving Credit Facility matures on August 11, 2000. CPI is required to make prepayments on the Senior Facility with 75% of Excess Cash Flow (as defined in the Senior Credit Agreement), 75% of the net proceeds of certain stock issuances and 100% of the net proceeds from certain asset sales. Such prepayments will be applied to remaining principal installments of the Term Loans allocated on a pro rata basis and following repayment of the Term Loans, to reduce permanently the Revolving Credit Facility.

In addition, CPI is subject to certain affirmative and negative covenants customarily contained in agreements of this type, including, without limitation, covenants that restrict, subject to specified exceptions: (i) incurrence of additional indebtedness and other obligations; (ii) mergers or consolidations;
(iii) asset sales; (iv) changes of control and corporate structure; (v) granting or incurrence of liens to secure any other indebtedness (including the Notes or the notes for which the Senior Preferred Stock is exchangeable (the "Exchange Notes")); (vi) prepayment or modification of the terms of other indebtedness (including the Notes and the Exchange Notes); (vii) engaging in transactions with affiliates; (viii) declaration or payment of dividends or distributions on CPI's capital stock; (ix) capital expenditures; and (x) other acquisition and investment activities. In addition, the Senior Credit Agreement requires that CPI, on a consolidated basis, maintain certain specified financial covenants, including a minimum fixed charge coverage ratio, minimum net worth and minimum EBITDA. As of October 3, 1997, CPI was in compliance with all covenants except with respect to a certain asset sale, for which a waiver to apply the net proceeds to the Revolving Credit Facility rather than a pro rata share to the Term Loans was obtained.

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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                      Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


The Notes are not redeemable at CPI's option prior to August 1, 2000. Thereafter, the Notes are subject to redemption at the option of CPI, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, thereon to the applicable redemption date, if redeemed during the 12-month period beginning on August 1 of the years indicated below:

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

        SENIOR REDEEMABLE PREFERRED STOCK

CPI is authorized to issue up to 325,000 shares of nonvoting Series B 14% Senior Redeemable Exchangeable Cumulative Preferred Stock due 2007 (the "Senior Preferred Stock"), including shares of Senior Preferred Stock which may be used to pay dividends on the Senior Preferred Stock if CPI so elects. Dividends on the Senior Preferred Stock accrue at the rate of 14% per annum and are payable quarterly, commencing on November 1, 1995. On or before August 1, 2000, CPI may, at its option and subject to debt covenant restrictions, pay dividends in cash or in shares of Senior Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. After August 1, 2000, dividends may be paid only in cash.

During the year ended October 3, 1997, CPI paid preferred dividends through the issuance of 25,297 shares of its Senior Redeemable Preferred Stock.

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

During the year ended October 3, 1997, CPI paid preferred dividends through the issuance of 16,865 shares of its Junior Preferred Stock.

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

        LEASE COMMITMENTS

At October 3, 1997, CPI was committed to minimum rentals under noncancellable operating lease agreements primarily for land and facility space. CPI also leases certain computer equipment under capital leases that expire in 2002. Payments under these capital leases are deferred until 1998, with payments following over the next 48 months. As collateral for these capital leases, CPI has issued a $1.0M letter of credit in favor of the lender. A summary of future minimum lease payments (in thousands) follows:


                                             Capital    Operating
Fiscal Year                                  Leases      Leases
-----------                                 ---------   ---------
1998                                        $      87   $   1,559
1999                                              520         871
2000                                              520         536
2001                                              520         167
2002                                              434          78
Thereafter                                         --       5,356
                                            ---------   ---------
Total future minimum lease payments             2,081   $   8,567
                                                        =========

Less amount representing interest                 497
                                            ---------
Present value of future minimum
   lease payments                               1,584

Less current portion of obligations
   Under capital leases                            --
                                            ---------
Obligations under capital leases, less
   Current portion                          $   1,584
                                            =========


Real estate taxes, insurance, and maintenance are also obligations of CPI. Rental expense under noncancellable operating leases amounted to $734,000, $777,000, $257,000 and $1,242,000 for

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                      Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Fiscal 1997, for Fiscal 1996, for the 7-week period ended September 29, 1995 and for the Predecessor 45-week period ended August 11, 1995, respectively.

        CONTINGENCIES

The amount of outstanding letters of credit provided for under CPI's Senior Credit Agreement was approximately $5.8 million as of October 3, 1997. These outstanding obligations are comprised of the following: $3.4 million to one foreign customer related to an advance payment guarantee, $1.0 million to a lender related to a capital lease arrangement and $1.4 million to various other beneficiaries related primarily to insurance needs and performance bond guarantees.

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

From time to time, CPI may be subject to other claims that arise in the ordinary course of business. In the opinion of management, all such matters involve amounts which would not have a material adverse effect on CPI's consolidated financial position if unfavorably resolved. There are currently no such matters.

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

CPI's North American operations (in the United States and Canada) are responsible for the design and development of all products as well as manufacturing and shipping to meet worldwide customer commitments. CPI's operations outside of North America consist of sales offices in certain foreign countries. Accordingly, for financial statement purposes, it is not meaningful to segregate operating profits for the foreign operations. Identifiable assets outside of North America are less than 10% of total consolidated assets. Information about CPI's sales to geographical regions are presented in the table below.

          (Dollars in thousands)               Net Sales
                                               ---------
53-WEEK PERIOD ENDING OCTOBER 3, 1997:
   United States & Canada                      $ 173,593
   Europe & Territories (1)                       57,368
   Other                                          22,478
                                               ---------
   Total Sales                                 $ 253,439
                                               =========

52-WEEK PERIOD ENDING SEPTEMBER 27, 1996:
   United States & Canada                      $ 171,656
   Europe & Territories (1)                       54,733
   Other                                          31,060
                                               ---------
   Total Sales                                 $ 257,449
                                               =========

7-WEEK PERIOD ENDING SEPTEMBER 29, 1995:
   United States & Canada                      $  26,020
   Europe & Territories (1)                        7,388
   Other                                           2,990
                                               ---------
   Total Sales                                 $  36,398
                                               =========

45-WEEK PERIOD ENDING AUGUST 11, 1995:
   United States & Canada                      $ 151,078
   Europe & Territories (1)                       45,361
   Other                                          18,238
                                               ---------
   Total Sales                                 $ 214,677
                                               =========

(1) Includes primarily Europe, Russia, Middle East and India.


Export sales to unaffiliated customers located outside of North America, mainly in South America and Asia, were $24,167,000, $27,602,000, $3,204,000 and
$16,300,000 for Fiscal 1997, Fiscal 1996, the 7-week period ended September
29, 1995 and the 45-week period ended August 11, 1995, respectively.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                      Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


The following table summarizes sales under prime contracts from the U.S. government for the periods presented in the accompanying consolidated financial statements:

                                Sales under prime
                               contracts from the
          (Dollars in thousands)                 U.S. Government
                                                ------------------
SUCCESSOR:
   53-week period ended October 3, 1997            $ 34,006
   52-week period ended September 27, 1996           41,927
   7-week period ended September 29, 1995             5,915
PREDECESSOR:
   45-week period ended August 11, 1995              34,700


        RESEARCH AND DEVELOPMENT

CPI-sponsored research and development costs related to both present and future products are expensed currently. Customer-sponsored research and developments costs are charged to cost of sales to match revenue received. Total expenditures incurred by CPI on research and development are summarized as follows:

                                                  CPI       Customer     Total
           (Dollars in thousands)              Sponsored   Sponsored    Incurred
                                               ---------   ---------   ---------
SUCCESSOR:
   53-week period ended October 3, 1997        $   7,681       5,897      13,578
   52-week period ended September 27,1996          8,303       7,250      15,558
   7-week period ended September 29,1995           1,198       1,353       2,551
PREDECESSOR:
   45-week period ended August 11, 1995            7,429       8,771      16,200


In connection with the Acquisition, a portion of the purchase price was allocated to the value of in-process research and development projects. These projects involved the research and development of new products and significant extensions and improvements to existing products which had not demonstrated their technological feasibility as of the acquisition date and did not have an alternative future use. Accordingly, immediately upon consummation of the acquisition, the value associated with these projects were charged to expense.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                      Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


        PROVISION FOR INCOME TAXES

Earnings (loss) before income taxes for domestic and non-U.S. operations is as follows:

                                          Successor                      Predecessor
                        --------------------------------------------     ------------
                          53-week         52-week          7-week          45-week
                        period ended    period ended    period ended     period ended
                         October 3,     September 27,   September 29,     August 11,
(Dollars in thousands)      1997            1996            1995             1995
                        ------------    ------------    ------------     ------------
Domestic                $      7,381           7,750         (32,713)           6,867
Non-U.S                        3,391           2,661             406            2,994
                        ------------    ------------    ------------     ------------
Total                   $     10,772          10,411         (32,307)           9,861
                        ============    ============    ============     ============


The provision (benefit) for income taxes is comprised of the following:


                                                                Successor                        Predecessor
                                              ----------------------------------------------     -----------
                                                 53-week         52-week           7-week          45-week
                                              period ended     period ended     period ended     period ended
                                               October 3,      September 27,    September 29,     August 11,
     (Dollars in thousands)                       1997             1996             1995             1995
                                              ------------     ------------     ------------     ------------
Current
  U.S. federal                                $      1,677            9,257               --            2,934
  State                                                573            1,957                5              545
  Non-U.S                                            1,113              606              212              712
                                              ------------     ------------     ------------     ------------
    Total Current                                    3,363           11,820              217            4,191
                                              ------------     ------------     ------------     ------------
Deferred
  U.S. federal                                      (5,699)          (8,844)          (2,926)            (531)
  State                                             (1,098)          (1,154)              --               --
  Non-U.S                                              434              246               --              (11)
                                              ------------     ------------     ------------     ------------
    Total Deferred                                  (6,363)          (9,752)          (2,926)            (542)
                                              ------------     ------------     ------------     ------------

Provision (benefit) for income taxes$         $     (3,000)           2,068           (2,709)           3,649
                                              ============     ============     ============     ============

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                      Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Significant items making up deferred tax assets and liabilities are as follows:

                                             Fiscal Year
                                      --------------------------
    (Dollars in thousands)              1997              1996
                                      --------          --------
DEFERRED TAX ASSETS:
   Inventory                          $  4,770             3,716
   Product Warranty                      2,523             1,577
   Accrued Vacation                      1,999             2,120
   Deferred compensation                   525               841
   Excess Purchase Price                10,426            11,541
   Foreign tax credits                      --             1,184
   Other                                 2,124             1,033
                                      --------          --------
                                        22,367            22,012
   Less:  Valuation allowance               --            (8,000)
                                      --------          --------
                                        22,367            14,012
DEFERRED TAX LIABILITIES:
   Accelerated depreciation             (2,645)           (1,059)
   Foreign jurisdictions, net             (681)             (246)
   Other                                    --               (29)
                                      --------          --------
Net deferred tax asset                $ 19,041            12,678
                                      ========          ========


Foreign tax credit carryforward of $1,184,000 in 1996 was utilized during the fiscal year ended in 1997. There are no unused tax carryovers as of the end of fiscal 1997. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Based upon the level of historical taxable income and projections for future taxable income, management now believes it is more likely than not the Company will realize the benefits of such deferred tax assets. Accordingly, the valuation allowance established during the prior years was eliminated during 1997.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                      Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


The reconciliation between the effective tax rates and the statutory federal income tax rates applicable to the Predecessor and the Successor is shown in the following schedule:

                                                                Successor                    Predecessor
                                                ------------------------------------------   ------------
                                                   53-week       52-week         7-week        45-week
                                                period ended   period ended   period ended   period ended
                                                 October 3,    September 27,  September 29,   August 11,
                                                    1997           1996           1995           1995
                                                ------------   ------------   ------------   ------------
Statutory federal income tax rate                       35.0%          35.0%         (35.0%)         35.0%
State and local income tax, net of
    federal tax benefit                                  6.4%           4.9%          (4.7%)          5.0%
Rate differential on foreign income tax
    expense (benefit) and
    withholding tax                                      3.0%            .2%            .2%           (.1%)
Foreign sales corporation                                 --           (2.8%)           --           (1.9%)
Losses and credits for which no
    benefit has been recorded                             --             --           31.0%            --
Change to the beginning of
    year valuation allowance                           (74.3%)        (19.2%)
Other                                                    2.0%           1.8%            .1%          (1.0%)
                                                ------------   ------------   ------------   ------------
Effective tax rate                                     (27.9%)         19.9%          (8.4%)         37.0%
                                                ============   ============   ============   ============

        RETIREMENT AND PROFIT SHARING PLANS

Effective August 12, 1995, CPI adopted a qualified 401(k) plan covering substantially all its domestic and Canadian employees. CPI's major obligation is to contribute an amount based on a percentage of each participant's base pay. CPI also has a Supplemental Retirement Plan covering certain executive officers.

Total contributions to these plans by CPI was $2.5 million for Fiscal 1997, $2.6 million for Fiscal 1996 and $247,000 for the 7-week period ended September 29, 1995. Total contributions of the Predecessor for all plans amounted to $4.3 million for the 45-week period ended August 11, 1995.

CPI's bonus program provides incentive bonuses to senior management if certain performance goals are achieved and to employees if these goals are exceeded. Such performance goals are measured based upon earnings before interest, taxes, depreciation and amortization, return on sales and asset utilization.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                      Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


        TRANSACTIONS WITH VARIAN

Sales to, and purchases from, Varian lines of business were as follows:

                                        Successor                     Predecessor
                         ------------------------------------------  -------------
                           53-week       52-week          7-week        45-week
                         period ended   period ended   period ended   period ended
                          October 3,    September 27,  September 29,   August 11,
(Dollars in thousands)       1997          1996            1995           1995
                         -------------  -----------    -------------  ------------
Sales to Varian          $       9,234       12,809            1,014         8,800
Purchases from Varian    $       5,742        5,171              315         3,700


Sales and purchases of the Predecessor have been recorded at cost to the originating business unit, so that no profit margin is recognized on transfer.

In connection with the Acquisition, CPI entered into various agreements with Varian that provide for various services to be performed by or for Varian or for products to be purchased from or provided to Varian. A summary of the significant agreements are as follows:

Transitional Services Agreement. Under the Transitional Services Agreement, Varian provided certain services to CPI in order to facilitate the transition of CPI to a stand-alone operation. In addition, in connection with the separation and creation of independent utilities and systems at CPI's facilities, the Transitional Services Agreement required Varian to pay or reimburse CPI (in some cases), subject to certain limitations. As of October 3, 1997, all obligations under this agreement were fulfilled and any on-going arrangements between the companies have been negotiated at an arm's-length basis.

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

Trademark License Agreement. Generally, under the terms of the Trademark License Agreement, CPI is licensed to use Varian trademarks on its products for a period of three years (although during the third year Varian trademarks may only be used in connection with CPI's own trademarks). After the third year, CPI may not use any Varian trademarks alone, but for an additional seven years may

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                      Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


identify its products as "formerly made by Varian". At the expiration of the 10-year period, CPI will not be permitted to utilize any Varian trademarks.

CPI and Varian have also entered into certain other agreements covering access to certain of CPI's facilities as well as subleased and shared facilities.

        CORPORATE ALLOCATIONS

Operating earnings of the Predecessor include allocations of costs accumulated at the corporate level within Varian. Where it was possible to specifically identify corporate amounts with the activities of the Predecessor, these amounts have been charged or credited directly to the Predecessor without allocation or apportionment. Costs of a wholly corporate nature (i.e. those that are considered to relate purely to the support of Varian's centralized corporate structure) were not allocated. Shared or common costs have been allocated to the Predecessor on the basis which is considered to most fairly and reasonably reflect the utilization of the services provided to, or benefit obtained by, the Predecessor. Typical measures and activity indicators used for apportionment purposes include sales revenues, headcount and facility area measurements. Management believes that the cost allocations are reasonable and reflect the costs incurred to support the operations of the Predecessor. Additionally, management believes that the costs for such services would have been less on a stand-alone basis, although determination as to specific amounts is not practicable.

Allocations of corporate expenses included in the consolidated statements of operations for the 45-week period ended August 11, 1995 were $11.2 million.

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

In connection with Holding's 1995 Management Equity Plan, certain executive officers of CPI and Holding elected to pay a portion of the purchase price for their Management Shares by delivery of a secured promissory note to Holding. The aggregate principle amount of such Management Notes was $975,356 as of October 3, 1997. Of this amount, $800,000 is secured by a pledge of a portion (from 50% to 75%) of the Management Shares issued to each executive officer and is guaranteed by Varian. The balance of $175,356 is secured by a pledge of approximately 91% of the Management Shares issued, but is not guaranteed by Varian. Outstanding principal under each type of Management Note bears interest at an annually adjustable rate equal to the "Applicable Federal Rate" in effect under Internal Revenue Code Section 1274(d) for obligations of a term equal to the then-remaining term of such note. Recourse by Holding under both types of Management Notes is limited to the Management Shares pledged to secure the applicable note.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                      Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


        PARENT COMPANY DATA

Holding has guaranteed CPI's senior debt obligations. Holding has no operations other than its ownership of CPI. The consolidated balance sheets of Holding as of October 3, 1997 and September 27, 1996 are substantially identical to that of CPI and its subsidiaries, other than the presentation of CPI's preferred stock as minority interest and the components of stockholders' equity of Holding and is summarized as follows (in thousands, except per share amounts):

                                                                  October 3,     September 27,
                        ASSETS                                       1997             1996
                        ------                                    ---------        ---------
Current Assets                                                    $ 113,457          107,846
Long-term Assets                                                    123,939          120,296
                                                                  ---------        ---------
                                                                  $ 237,396          228,142
                                                                  =========        =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current Liabilities                                               $  72,990           73,270
Long-term debt and deferred taxes                                   131,534          135,650
                                                                  ---------        ---------
                                                                    204,524          208,920
Senior Redeemable Preferred Stock of subsidiary                      17,566           14,822
Junior Preferred Stock of subsidiary                                 12,465           10,779
Stockholders' Equity:
   Common stock ($.01 par value, 400,000 shares authorized,
       199,350 and 200,000 shares issued and outstanding
       as of 1997 and 1996)                                               2                2
    Additional paid-in capital                                       19,740           19,741
    Accumulated deficit                                             (15,801)         (25,080)
    Less stockholder loans                                           (1,100)          (1,042)
                                                                  ---------        ---------
                                                                  $ 237,396          228,142
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



                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Communications & Power Industries Holding Corporation:

We have audited the accompanying consolidated balance sheets of Communications & Power Industries Holding Corporation and subsidiaries ("Holding" or the "Successor") as of October 3, 1997 and September 27, 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the 53-week period ended October 3, 1997, the 52-week period ended September 27, 1996 and the 7-week period ended September 29, 1995. We have also audited the related consolidated statements of operations, stockholders' equity, and cash flows of Holding's predecessor, the Electron Devices Business of Varian Associates, Inc. (the "Predecessor") for the 45-week period ended August 11, 1995. In connection with our audits of the consolidated financial statements for the periods indicated above, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of Holding's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Communications & Power Industries Holding Corporation and subsidiaries as of October 3, 1997 and September 27, 1996, the results of their operations and their cash flows for the 53-week period ended October 3, 1997, the 52-week period ended September 27, 1996, the 7-week period ended September 29, 1995, and the results of operations and cash flows of the Electron Devices Business of Varian Associates, Inc. for the 45-week period ended August 11, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                        s/KPMG PEAT MARWICK, LLP


San Jose, California
November 17, 1997


                       COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION
                                and subsidiaries



                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                                                          October 3,     September 27,
                                     ASSETS                                                 1997             1996
                                                                                         ------------    ------------
CURRENT ASSETS
    Cash and cash equivalents                                                            $      2,027           1,753
    Accounts receivable, net                                                                   52,326          50,380
    Inventories                                                                                50,750          46,471
    Deferred taxes                                                                              7,133           7,109
    Other current assets                                                                        1,221           2,133
                                                                                         ------------    ------------
      Total current assets                                                                    113,457         107,846
Property, plant, and equipment, net                                                            79,994          79,873
Goodwill, net                                                                                  24,144          25,203
Debt issue costs, net                                                                           7,893           9,651
Deferred taxes                                                                                 11,908           5,569
                                                                                         ------------    ------------
      Total assets                                                                       $    237,396         228,142
                                                                                         ============    ============

LIABILITIES, SENIOR REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Revolving credit facility                                                            $     22,800          17,000
    Current portion of term loans                                                               5,700           3,950
    Accounts payable - trade                                                                   10,419          10,527
    Accrued expenses                                                                           15,088          22,371
    Product warranty                                                                            4,211           4,327
    Income taxes payable                                                                       11,975          10,560
    Advance payments from customers                                                             2,797           4,535
                                                                                         ------------    ------------
      Total current liabilities                                                                72,990          73,270
Senior term loans                                                                              29,950          35,650
Senior subordinated notes                                                                     100,000         100,000
Obligations under capital leases                                                                1,584              --
                                                                                         ------------    ------------
      Total liabilities                                                                       204,524         208,920
                                                                                         ------------    ------------
SENIOR REDEEMABLE PREFERRED STOCK OF SUBSIDIARY($.01 par value, 325,000 shares authorized; 196,779 and 171,482 shares issued and outstanding
    as of 1997 and 1996, respectively, liquidation preference $100 per share)                  17,566          14,822
                                                                                         ------------    ------------

JUNIOR PREFERRED STOCK OF SUBSIDIARY ($.01 par value, 525,000 shares authorized:  131,186 and 114,321 shares issued and outstanding as of 1997
    and 1996, respectively, liquidation preference $100 per share)                             12,465          10,779
                                                                                         ------------    ------------
Commitments and contingencies
STOCKHOLDERS' EQUITY
    Common stock ($.01 par value, 400,000 shares authorized; 199,350 and 200,000
      shares issued and outstanding as of 1997 and 1996, respectively)                              2               2
    Additional paid-in capital                                                                 19,677          19,741
    Accumulated deficit                                                                       (15,738)        (25,080)
    Stockholder loans                                                                          (1,100)         (1,042)
                                                                                         ------------    ------------
      Net stockholders' equity (deficit)                                                        2,841          (6,379)
                                                                                         ------------    ------------
      Total liabilities, senior redeemable preferred stock and stockholders' equity      $    237,396         228,142
                                                                                         ============    ============


See accompanying notes to the consolidated financial statements.


                       COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION
                                and subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                                           Successor                      Predecessor
                                          -------------------------------------------    ------------
                                             53-Week         52-Week        7-Week         45-Week
                                          period ended    period ended   period ended    period ended
                                           October 3,     September 27,  September 29,   August 11,
                                              1997            1996           1995            1995
                                          ------------    ------------   ------------    ------------
Sales                                     $    253,439         257,449         36,398         214,677
Cost of sales                                  183,678         184,482         27,634         160,156
                                          ------------    ------------   ------------    ------------
Gross Profit                                    69,761          72,967          8,764          54,521
                                          ------------    ------------   ------------    ------------
Operating costs and expenses:
    Research and development                     7,681           8,308          1,198           7,429
    Selling and Marketing                       19,701          19,886          2,763          17,506
    General and administrative                  12,568          15,468          3,250          19,725
    Write-off of acquired in-process
         research and development                   --              --         31,363              --
                                          ------------    ------------   ------------    ------------
Total operating costs and expenses              39,950          43,662         38,574          44,660
                                          ------------    ------------   ------------    ------------
Operating income (loss)                         29,811          29,305        (29,810)          9,861
Interest expense                                19,039          18,894          2,497              --
                                          ------------    ------------   ------------    ------------
Earnings (loss) before taxes                    10,772          10,411        (32,307)          9,861
Income tax expense (benefit)                    (3,000)          2,068         (2,709)          3,649
                                          ------------    ------------   ------------    ------------
Net earnings (loss) before preferred            13,772           8,343        (29,598)          6,212
   stock dividends of subsidiary

Preferred dividends:
   Senior Redeemable Preferred Stock             2,530           2,148             --              --
   Junior Preferred Stock                        1,686           1,432             --              --
                                          ------------    ------------   ------------    ------------
Net earnings (loss) attributable
   to Common Stock                        $      9,556           4,763        (29,598)          6,212
                                          ============    ============   ============    ============


See accompanying notes to the consolidated financial statements.


                       COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION
                                and subsidiaries

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                        (in thousands, except share data)


                                                                                                               Total
                                                           Additional                                        Stockholders'
                                               Common       Paid-in    Accumulated  Stockholder    Business    Equity
                                                Stock       Capital      Deficit       Loans        Equity    (Deficit)
                                             -----------  -----------  -----------  -----------  ----------- -----------
PREDECESSOR:
  Balances, September 30, 1994                        --           --           --           --      119,854     119,854
     Net repayments to Varian                                                                         (4,475)     (4,475)
     Net earnings                                                                                      6,212       6,212
                                             -----------  -----------  -----------  -----------  ----------- -----------
  Balances, August 11, 1995                           --           --           --           --      121,591     121,591
SUCCESSOR:
  Elimination of business equity                                                                    (121,591)   (121,591)
  Issuance of stock in connection
   with the Acquisition:
    10,500 shares of common stock
     of Holding issued in connection
     with the issuance of the Senior
     Redeemable Preferred Stock                                 1,050                                              1,050
    Issuance of 1 share of
     Common stock to Holding                           2       19,998
     Less issue costs                                          (1,307)
     Less stockholder loans                                                              (1,000)                  17,693
  Amortization of discount and
   issue costs on Senior
   Redeemable Preferred Stock                                                  (29)                                  (29)
  Net loss                                                                 (29,598)                              (29,598)
                                             -----------  -----------  -----------  -----------  ----------- -----------
  Balances, September 29, 1995                         2       19,741      (29,627)      (1,000)          --     (10,884)


  Amortization of discount and issue costs
   on Senior Redeemable Preferred Stock                                       (214)                                 (214)
  Payment of dividends on Senior
     Redeemable Preferred Stock                                             (2,149)                               (2,149)
  Payment of dividends on Junior
     Preferred Stock                                                        (1,433)                               (1,433)
  Net earnings                                                               8,343                                 8,343
  Repayment of stockholder loans                                                             25                       25
  Interest accrued on stockholder loans                                                     (67)                     (67)
                                             -----------  -----------  -----------  -----------  ----------- -----------
  Balances, September 27, 1996                         2       19,741      (25,080)      (1,042)          --      (6,379)

  Amortization of discount and issue costs
   on Senior Redeemable Preferred Stock                                       (214)                                 (214)
  Payment of dividends on Senior
     Redeemable Preferred Stock                                             (2,530)                               (2,530)
  Payment of dividends on Junior
     Preferred Stock                                                        (1,686)                               (1,686)
  Net earnings                                                              13,772                                13,772
  Interest accrued on stockholder loans                                                     (58)                     (58)
  Purchase of Treasury Stock                                      (64)                                               (64)
                                             -----------  -----------  -----------  -----------  ----------- -----------

   Balances, October 3, 1997                 $         2       19,677      (15,738)      (1,100)          --       2,841
                                             ===========  ===========  ===========  ===========  =========== ===========


See accompanying notes to the consolidated financial statements.


                       COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION
                                and subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                Successor                    Predecessor
                                                               -------------------------------------------  -------------
                                                                 53-Week         52-Week        7-Week        45-Week
                                                               period ended   period ended   period ended   period ended
                                                                 October 3,   September 27,  September 29,    August 11,
                                                                    1997           1996           1995           1995
                                                               -------------  -------------  -------------  -------------
OPERATING ACTIVITIES
     Net cash provided by operating activities                 $       5,311         11,290         14,823          4,083
                                                               -------------  -------------  -------------  -------------
INVESTING ACTIVITIES
     Purchase of businesses, net of cash acquired                         --             --       (196,200)            --
     Proceeds from sale of
          property, plant and equipment                                2,545             --             --             --
     Purchase of property, plant, and equipment                       (9,183)       (12,472)          (880)        (6,063)
     (Increase) decrease in other non current assets                       9           (114)           (27)           742
                                                               -------------  -------------  -------------  -------------
     Net cash used in investing activities                            (6,629)       (12,586)      (197,107)        (5,321)
                                                               -------------  -------------  -------------  -------------
FINANCING ACTIVITIES
     Repayment of intercompany funding to Varian                          --             --             --         (4,475)
     Net (Repayments)/Proceeds from revolving credit
          facility                                                     5,800         (2,600)        19,600             --
     Net (Repayments)/Proceeds from the issuance of debt:
          Senior term loans                                           (3,950)        (2,400)        42,000             --
          Senior subordinated notes                                       --             --        100,000             --
          Debt issue costs                                              (194)          (243)       (11,570)            --
     (Repayments)/Proceeds from the sale of stock:
          Senior Redeemable Preferred Stock                               --             --         15,000             --
          Junior Preferred Stock                                          --             --         10,000             --
          Common stock                                                    --             --         20,000             --
          Common and preferred stock issue costs                          --             --         (3,479)            --
          Treasury stock                                                 (64)            --             --             --
          Stockholder loans                                               --             25         (1,000)            --
                                                               -------------  -------------  -------------  -------------
     Net cash provided by (used in) financing activities               1,592         (5,218)       190,551         (4,475)
                                                               -------------  -------------  -------------  -------------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                             274         (6,514)         8,267         (5,713)
Cash and cash equivalents at beginning of period                       1,753          8,267             --          5,607
                                                               -------------  -------------  -------------  -------------
Cash and cash equivalents at end of period                     $       2,027          1,753          8,267           (106)
                                                               =============  =============  =============  =============


See accompanying notes to the consolidated financial statements.


                       COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION
                                and subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (in thousands)


                                                                       Successor                     Predecessor
                                                       -------------------------------------------  ------------
                                                          53-Week       52-Week         7-Week         45-Week
                                                        period ended  period ended   period ended   period ended
                                                         October 3,   September 27,  September 29,  August 11,
                                                            1997          1996          1995            1995
                                                       -------------  -------------  -------------  -------------
DETAIL OF NET CASH PROVIDED
   BY OPERATING ACTIVITIES
Net earnings (loss) before preferred                   $      13,772          8,343        (29,598)         6,212
   dividends of subsidiary
Adjustments to reconcile net earnings (loss) to
   net cash provided by operating activities:
     Write-off of acquired in-process
          research and development                                --             --         31,363             --
     Depreciation                                              8,572          6,670            803         10,999
     Amortization of deferred debt issue costs                 1,952          1,962            199             --
     Amortization of goodwill                                  1,049          1,061            138            166
     Deferred taxes                                           (6,363)        (9,752)        (2,926)         6,726
     Interest accrued on stockholder loans                       (58)           (67)            --             --
     (Gain)/Loss on the disposition of assets                   (471)            --             --             --
     Changes in operating assets and liabilities:
          Accounts receivable                                 (1,946)        (5,637)        (7,977)         3,051
          Inventories                                         (4,279)        (1,706)         4,581         (6,109)
          Other current assets                                   913            433              7         (1,592)
          Accounts payable - trade                              (108)        (5,947)         9,843            462
          Accrued expenses                                    (7,283)         2,585          9,024        (13,716)
          Product warranty                                      (116)          (363)            95            (40)
          Income tax payable                                   1,415         10,560             --             --
          Advance payments from customers                     (1,738)         3,148           (729)        (2,076)
                                                       -------------  -------------  -------------  -------------
Net cash provided by operating activities              $       5,311         11,290         14,823          4,083
                                                       =============  =============  =============  =============


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

In connection with the Acquisition, CPI, a wholly-owned subsidiary of Holding, entered into two senior term loans in the aggregate amount of $42.0 million (the "Senior Term Loans") and a revolving credit facility in a principal amount of up to $35.0 million (including a $5.0 million sub-


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


facility for letters of credit, subsequently increased to $7.5 million) pursuant to the Credit Agreement with Bankers Trust Company, as agent, and the lenders thereunder (as subsequently amended, the "Senior Credit Agreement"), of which approximately $23.0 million was drawn in connection with the consummation of the Acquisition. Additional financing for the Acquisition was obtained through the issuance of 12% Senior Subordinated Notes due 2005 (the "Senior Subordinated Notes") of CPI in the aggregate principal amount of $100.0 million, the issuance of Series A 14% Senior Redeemable Exchangeable Cumulative Preferred Stock due 2007 (the "Senior Redeemable Preferred Stock") of CPI and the issuance of Series A 14% Junior Cumulative Preferred Stock (the "Junior Preferred Stock") of CPI and common stock of Holding.

A summary of the Acquisition financing was as follows (in thousands):

Bank borrowings                        $  9,200
Senior term loans                        42,000
Senior subordinated debt                100,000
Senior Redeemable Preferred Stock        15,000
Junior Preferred Stock                   10,000
Holding common stock                     20,000
                                       --------
                                       $196,200
                                       ========


The accompanying consolidated financial statements include the results of the Predecessor for the 45-week period ended August 11, 1995. The accompanying consolidated financial statements for the 53-week period ended October 3, 1997, the 52-week period ended September 27, 1996 and the 7-week period ended September 29, 1995 include the results of CPI and its direct and indirect wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, significant intercompany balances and transactions within the Predecessor have been eliminated.

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

               Impairment of Long-Lived Assets and Assets to be Disposed Of

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, on January 1, 1996. SFAS No. 121 requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. The adoption of SFAS No. 121 did not have a material effect on the Company's results of operations.

               Warranty

The Company's products are generally warranted for a variety of periods, typically one to five years or a predetermined product usage life. Estimated future costs of repair, replacement or customer accommodations are reflected in the accompanying consolidated financial statements.

               Environmental Liabilities

Liabilities for environmental expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. There were no environmental liabilities established by the Company during Fiscal 1997 or Fiscal 1996. Environmental costs of the Predecessor were accumulated at the corporate level within Varian and charged to the Predecessor through corporate allocations. In connection with the Acquisition, Varian retained the environmental liabilities of the Predecessor existing as of the closing date at the Predecessor's facilities.

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


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


               Senior Redeemable Preferred Stock

CPI's Senior Redeemable Preferred Stock was issued in units with an aggregate of 10,500 shares of common stock of Holding. The fair value of the shares of Holding's common stock issued, and the issue costs associated with the issuance of the Senior Redeemable Preferred Stock, have been reflected as a reduction of the Senior Redeemable Preferred Stock issued and is being amortized via a charge to accumulated deficit over the period until mandatory redemption, 12 years, using the effective interest method.

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


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


               Supplemental Cash Flow Information

For Fiscal 1997, cash was paid for interest and taxes in the amount of $17,087,000 and $1,662,000, respectively. For Fiscal 1996, cash was paid for interest and taxes in the amount of $16,932,000 and $524,000, respectively. There were no interest payments or taxes paid during the 7-week period ended September 29, 1995, nor were there any cash payments made for interest or taxes by the Predecessor (all cash payments relating to such matters were made by Varian) during the period presented.

Non-cash financing activities included the payment of preferred dividends by CPI on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 25,297 and 21,482 additional shares of its Senior Redeemable Preferred Stock and 16,865 and 14,321 additional shares of its Junior Preferred Stock during Fiscal 1997 and Fiscal 1996, respectively. No dividends were issued during the 7-week period ended September 29, 1995. Amortization of discount and issue costs on the Senior Redeemable Preferred Stock was $214,000, $214,000 and $29,000 during Fiscal 1997, Fiscal 1996 and the 7-week period ended September 29, 1995, respectively. During Fiscal 1997, equipment of $1,584,000 was acquired under a capital lease.

               Revenue Recognition

Sales and related cost of sales are recognized primarily upon shipment of products. Sales and related cost of sales under long-term contracts to commercial customers and the U.S. government are recognized primarily as units are delivered.

The estimated sales values of performance under certain U.S. government fixed-price and fixed-price incentive contracts in process are recognized under the percentage of completion method of accounting where the sales value is determined on the basis of costs incurred. Provisions for anticipated losses are made in the period in which they first become determinable. Sales under cost-reimbursement contracts, primarily research and development contracts, are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. The fees under certain U.S. government contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue at the time the amounts can be reasonably determined.

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

The Company's customers are located throughout the United States, Canada, Europe and Asia. No single customer accounted for more than 5% of the Company's sales in either of the Successor or Predecessor periods and no accounts receivable balance from any customer exceeded 5% of net accounts receivable. Generally, the Company requires no collateral from its customers and the Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could effect the Company's estimate of its bad debts.

               Foreign Currency Translation

The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Accordingly, assets and liabilities of subsidiaries outside of the United States representing cash, inventory and accounts receivable or payable are translated into U.S. dollars at the exchange rates in effect at year-end. Other accounts including property, plant and equipment are translated at historical exchange rates, which for assets acquired in connection with the Acquisition represent the rate as of August 11, 1995. Revenue and expense items are translated at effective rates of exchange prevailing during each year, except that depreciation is expensed at historical exchange rates.

The Company enters into forward exchange contracts to hedge sales transactions and firm commitments denominated in foreign currencies. Gains and losses on the forward contracts are recognized based on changes in exchange rates, as are offsetting foreign exchange gains and losses on the underlying transactions. The Company does not engage in foreign currency speculation.


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


The aggregate transaction and exchange gains and losses was $463,000 loss and $296,000 loss for Fiscal 1997 and Fiscal 1996, respectively. For the 7-week period ending September 29, 1995, the aggregate transaction and exchange gains and losses were not significant. For the 45-week period ending August 11, 1995, the aggregate exchange gain or loss, net of the gain or loss from the foreign exchange contracts, was accumulated at the corporate level within Varian and allocated to the Predecessor based on its estimated proportionate share of international sales, and is included in the corporate allocations described later in these notes.

               Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable and debt obligations approximate their fair values which, for debt, is based upon current rates available to the Company for debt of the same maturities. Based on recent trading activity, the Company's Senior Subordinated Notes have been trading at a premium, or approximately 111%, as of December 1997.

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

               Recent Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It requires classification of other comprehensive income, as defined by the standard, by their nature (e.g., unrealized gains or losses on securities) in a financial statement, but does not require a specific format for that statement. The accumulated balance of other comprehensive income is to be displayed separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997 and reclassification of financial statements for earlier periods provided for comparative purposes is required.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997.


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


The Company plans to adopt SFAS No. 130 and SFAS No. 131 in 1998 and does not expect that the adoption of these pronouncements will have a material effect on the Company's consolidated financial statements except that there may be significant modifications in segment disclosures.

        ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $0.28 million as of October 3, 1997 and $0.20 million as of September 27, 1996.

        INVENTORIES

Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:

                                 Fiscal Year
  (Dollars in thousands)       1997         1996
                             -------      -------
Raw materials and parts      $36,814       33,648
Work in process               12,274        9,277
Finished goods                 1,662        3,546
                             -------       ------
     Total inventories       $50,750       46,471
                             =======      =======


        PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment acquired by the Company at the date of the Acquisition is carried at fair value as of the date of acquisition. Property, plant and equipment added since the Acquisition is carried at historical cost. Major improvements are capitalized, while maintenance and repairs are expensed currently. Plant and equipment are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is shorter.


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Estimated useful lives of property, plant, and equipment are:

                Land leaseholds                     Life of the lease
                Buildings                               40 years
                Machinery and equipment               3 to 7 years

The main components of property, plant, and equipment are as follows:


                                              Fiscal Year
                                        -----------------------
   (Dollars in thousands)                 1997           1996
                                        --------       --------
Land and land leaseholds                $ 36,284         36,548
Buildings                                 17,989         13,682
Machinery and equipment                   38,121         31,470
Leased equipment                           1,584             --
Construction in progress                   1,736          5,581
                                        --------       --------
Subtotal                                  95,714         87,281
Less accumulated depreciation
   and amortization                      (15,720)        (7,408)
                                        --------       --------

Net property, plant, and equipment      $ 79,994         79,873
                                        ========       ========

Accumulated amortization of equipment under capital lease arrangements was $33,000 for Fiscal 1997.

        ACCRUED EXPENSES

Accrued expenses are comprised of the following:


                                       Fiscal Year
                                   --------------------
   (Dollars in thousands)            1997         1996
                                   -------      -------
Taxes                              $   586          823
Payroll and employee benefits        9,939       13,436
Accrued exit costs                      --          775
Accrued interest                     2,483        2,392
Other                                2,080        4,945
                                   -------      -------
Total accrued expenses             $15,088       22,371
                                   =======      =======


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


        COSTS TO EXIT AN ACTIVITY OF THE PREDECESSOR

Prior to consummation of the Acquisition, management of the Predecessor had begun to formulate plans to exit certain activities of the Predecessor, which were finalized shortly after the Acquisition. These plans included two principal costs: (a) the costs associated with the contractually required closing and consolidation of the Company's Salt Lake City, Utah, operation into the Company's San Carlos, California, facility completed during the first half of Fiscal 1997, and (b) the costs associated with disposing of certain excess plant capacity, which includes the consolidation, completed during the first quarter of Fiscal 1997, of one of its leased manufacturing facilities into its Palo Alto, California, facility.

In connection with the Acquisition, the Company accrued $1,259,000. In Fiscal 1996 and 1997, the Company had expended approximately $500,000 and $800,000, respectively, related to closing, consolidation and relocation costs associated with the Company's established exit plans.

        SENIOR CREDIT AGREEMENT

The Senior Credit Agreement provides for two term loans in the aggregate amount of $42.0 million, comprised of a $25.0 million "Term Loan A" tranche and a $17.0 million "Term Loan B" tranche, and a $35.0 million revolving credit facility which includes a sub-facility for letters of credit. This sub-facility was increased from $5.0 million to $7.5 million effective June 27, 1997. Availability of advances under the Revolving Credit Facility is subject to a borrowing base test. CPI's obligations under the Senior Credit Agreement are secured by substantially all of its assets (including the issued and outstanding capital stock of its direct and indirect subsidiaries) and are guaranteed by Holding and all of CPI's subsidiaries. As of October 3, 1997, CPI had $6.4 million available under the Revolving Credit Facility of which $1.7 million was available for issuance of letters of credit.

Borrowings under the Revolving Credit Facility and Term Loan A bear interest at a rate equal to the Eurodollar Rate (approximately 5.76% as of October 3, 1997) plus 2.5% per annum or the Base Rate (8.50% as of October 3, 1997) plus 1.0% per annum and borrowings under Term Loan B bear interest at a rate equal to the Eurodollar Rate plus 3.0% per annum or Base Rate plus 1.5% per annum, in each case as selected by CPI. Applicable interest rates on Term Loan A and the Revolving Credit Facility will be reduced after the first anniversary of the consummation of the Acquisition by up to 0.5% per annum if CPI meets and continues to meet certain financial tests. In addition to customary fronting and other fees, CPI will pay a fee equal to 1.5% per annum on undrawn amounts of letters of credit and a commitment fee of 0.5% per annum on unused facilities under the Revolving Credit Facility. The Senior Credit Agreement also provides for a prepayment premium in the event that it is voluntarily prepaid within two years of the establishment of the Senior Credit Agreement unless such prepayment is made with funds raised through an initial public offering of Holding's stock.


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


The Term Loans are subject to quarterly payments in the aggregate annual amounts as follows (in thousands):

                Term     Term
Fiscal Year    Loan A   Loan B
------------  -------  -------
   1998         5,500      200
   1999         6,000      200
   2000         7,500      200
   2001             -    6,050
   2002             -   10,000
              -------  -------
              $19,000   16,650
              =======  =======


As of October 3, 1997, CPI had made payments of $6,000,000 against Term Loan A and $350,000 against Term Loan B, of which $3,750,000 and $200,000 were paid in Fiscal 1997 against Term Loan A and Term Loan B, respectively.

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

In addition, CPI is subject to certain affirmative and negative covenants customarily contained in agreements of this type, including, without limitation, covenants that restrict, subject to specified exceptions: (i) incurrence of additional indebtedness and other obligations; (ii) mergers or consolidations;
(iii) asset sales; (iv) changes of control and corporate structure; (v) granting or incurrence of liens to secure any other indebtedness (including the Notes or the notes for which the Senior Preferred Stock is exchangeable (the "Exchange Notes")); (vi) prepayment or modification of the terms of other indebtedness (including the Notes and the Exchange Notes); (vii) engaging in transactions with affiliates; (viii) declaration or payment of dividends or distributions on CPI's capital stock; (ix) capital expenditures; and (x) other acquisition and investment activities. In addition, the Senior Credit Agreement requires that CPI, on a consolidated basis, maintain certain specified financial covenants, including a minimum fixed charge coverage ratio, minimum net worth and minimum EBITDA. As of October 3, 1997, CPI was in compliance with all covenants except with respect to a certain asset sale, for which a waiver to apply the net proceeds to the Revolving Credit Facility rather than a pro rata share to the Term Loans was obtained.


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

The Notes are not redeemable at CPI's option prior to August 1, 2000. Thereafter, the Notes are subject to redemption at the option of CPI, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, thereon to the applicable redemption date, if redeemed during the 12-month period beginning on August 1 of the years indicated below:

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

        SENIOR REDEEMABLE PREFERRED STOCK

CPI is authorized to issue up to 325,000 shares of nonvoting Series B 14% Senior Redeemable Exchangeable Cumulative Preferred Stock due 2007 (the "Senior Preferred Stock"), including shares of Senior Preferred Stock which may be used to pay dividends on the Senior Preferred Stock if CPI so elects. Dividends on the Senior Preferred Stock accrue at the rate of 14% per annum and are payable quarterly, commencing on November 1, 1995. On or before August 1, 2000, CPI may, at its option and subject to debt covenant restrictions, pay dividends in cash or in shares of Senior


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. After August 1, 2000, dividends may be paid only in cash.

During the year ended October 3, 1997, CPI paid preferred dividends through the issuance of 25,297 shares of its Senior Redeemable Preferred Stock.

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

During the year ended October 3, 1997, CPI paid preferred dividends through the issuance of 16,865 shares of its Junior Preferred Stock.

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

        LEASE COMMITMENTS

At October 3, 1997, the Company was committed to minimum rentals under noncancellable operating lease agreements primarily for land and facility space. The Company also leases certain computer equipment under capital leases that expire in 2002. Payments under these capital leases are deferred until 1998, with payments following over the next 48 months. As collateral for these capital leases, the Company has issued a $1.0M letter of credit in favor of the lender. A summary of future minimum lease payments (in thousands) follows:


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                                             Capital    Operating
Fiscal Year                                  Leases      Leases
-----------                                 ---------   ---------
1998                                        $      87   $   1,559
1999                                              520         871
2000                                              520         536
2001                                              520         167
2002                                              434          78
Thereafter                                         --       5,356
                                            ---------   ---------
Total future minimum lease payments             2,081   $   8,567
                                                        =========

Less amount representing interest                 497
                                            ---------
Present value of future minimum
   lease payments                               1,584

Less current portion of obligations
   Under capital leases                            --
                                            ---------
Obligations under capital leases, less
   Current portion                          $   1,584
                                            =========

Real estate taxes, insurance, and maintenance are also obligations of the Company. Rental expense under noncancellable operating leases amounted to $734,000, $777,000, $257,000 and $1,242,000 for Fiscal 1997, Fiscal 1996, the
7-week period ended September 29, 1995 and the Predecessor 45-week period ended August 11, 1995, respectively.

        CONTINGENCIES

The amount of outstanding letters of credit provided for under the Company's Senior Credit Agreement was approximately $5.8 million as of October 3, 1997. These outstanding obligations are comprised of the following: $3.4 million to one foreign customer related to an advance payment guarantee, $1.0 million to a lender related to a capital lease arrangement and $1.4 million to various other beneficiaries related primarily to insurance needs and performance bond guarantees.

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

CPI's North American operations (in the United States and Canada) are responsible for the design and development of all products as well as manufacturing and shipping to meet worldwide customer commitments. CPI's operations outside of North America consist of sales offices in certain foreign countries. Accordingly, for financial statement purposes, it is not meaningful to segregate operating profits for the foreign operations. Identifiable assets outside of North America are less than 10% of total consolidated assets. Information about CPI's sales to geographical regions are presented in the table below.


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


          (Dollars in thousands)               Net Sales
                                               ---------
53-WEEK PERIOD ENDING OCTOBER 3, 1997:
   United States & Canada                      $ 173,593
   Europe & Territories (1)                       57,368
   Other                                          22,478
                                               ---------
   Total Sales                                 $ 253,439
                                               =========

52-WEEK PERIOD ENDING SEPTEMBER 27, 1996:
   United States & Canada                      $ 171,656
   Europe & Territories (1)                       54,733
   Other                                          31,060
                                               ---------
   Total Sales                                 $ 257,449
                                               =========

7-WEEK PERIOD ENDING SEPTEMBER 29, 1995:
   United States & Canada                      $  26,020
   Europe & Territories (1)                        7,388
   Other                                           2,990
                                               ---------
   Total Sales                                 $  36,398
                                               =========

45-WEEK PERIOD ENDING AUGUST 11, 1995:
   United States & Canada                      $ 151,078
   Europe & Territories (1)                       45,361
   Other                                          18,238
                                               ---------
   Total Sales                                 $ 214,677
                                               =========

(1) Includes primarily Europe, Russia, Middle East and India.


Export sales to unaffiliated customers located outside of North America, mainly in South America and Asia, were $24,167,000, $27,602,000, $3,204,000 and
$16,300,000 for Fiscal 1997, Fiscal 1996, the 7-week period ended September
29, 1995, and the 45-week period ended August 11, 1995, respectively.

The following table summarizes sales under prime contracts from the U.S. government for the periods presented in the accompanying consolidated financial statements:

                                                Sales under prime
                                                contracts from the
          (Dollars in thousands)                 U.S. Government
                                                ------------------
SUCCESSOR:
   53-week period ended October 3, 1997            $ 34,006
   52-week period ended September 27, 1996           41,927
   7-week period ended September 29, 1995             5,915
PREDECESSOR:
   45-week period ended August 11, 1995              34,700


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


        RESEARCH AND DEVELOPMENT

Company-sponsored research and development costs related to both present and future products are expensed currently. Customer-sponsored research and development costs are charged to cost of sales to match revenue received. Total expenditures incurred by the Company on research and development are summarized as follows:

                                                Company     Customer     Total
           (Dollars in thousands)              Sponsored   Sponsored    Incurred
                                               ---------   ---------   ---------
SUCCESSOR:
   53-week period ended October 3, 1997        $   7,681       5,897      13,578
   52-week period ended September 27, 1996         8,303       7,250      15,558
   7-week period ended September 29, 1995          1,198       1,353       2,551
PREDECESSOR:
   45-week period ended August 11, 1995            7,429       8,771      16,200

In connection with the Acquisition, a portion of the purchase price was allocated to the value of in-process research and development projects. These projects involved the research and development of new products and significant extensions and improvements to existing products which had not demonstrated their technological feasibility as of the acquisition date and did not have an alternative future use. Accordingly, immediately upon consummation of the acquisition, the value associated with these projects were charged to expense.

        PROVISION FOR INCOME TAXES

Earnings (loss) before income taxes for domestic and non-U.S. operations is as follows:

                                          Successor                      Predecessor
                        --------------------------------------------     ------------
                          53-week         52-week          7-week          45-week
                        period ended    period ended    period ended     period ended
                         October 3,     September 27,   September 29,     August 11,
(Dollars in thousands)      1997            1996            1995             1995
                        ------------    ------------    ------------     ------------
Domestic                $      7,381           7,750         (32,713)           6,867
Non-U.S                        3,391           2,661             406            2,994
                        ------------    ------------    ------------     ------------
Total                   $     10,772          10,411         (32,307)           9,861
                        ============    ============    ============     ============


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


The provision (benefit) for income taxes is comprised of the following:


                                                                Successor                        Predecessor
                                              ----------------------------------------------     -----------
                                                 53-week         52-week           7-week          45-week
                                              period ended     period ended     period ended     period ended
                                               October 3,      September 27,    September 29,     August 11,
     (Dollars in thousands)                       1997             1996             1995             1995
                                              ------------     ------------     ------------     ------------
Current
  U.S. federal                                $      1,677            9,257               --            2,934
  State                                                573            1,957                5              545
  Non-U.S                                            1,113              606              212              712
                                              ------------     ------------     ------------     ------------
    Total Current                                    3,363           11,820              217            4,191
Deferred
  U.S. federal                                      (5,699)          (8,844)          (2,926)            (531)
  State                                             (1,098)          (1,154)              --               --
  Non-U.S                                              434              246               --              (11)
                                              ------------     ------------     ------------     ------------
    Total Deferred                                  (6,363)          (9,752)          (2,926)            (542)
                                              ------------     ------------     ------------     ------------
Provision (benefit) for income taxes          $     (3,000)           2,068           (2,709)           3,649
                                              ============     ============     ============     ============


Significant items making up deferred tax assets and liabilities are as follows:

                                             Fiscal Year
                                      --------------------------
    (Dollars in thousands)              1997              1996
                                      --------          --------
DEFERRED TAX ASSETS:
   Inventory                          $  4,770             3,716
   Product Warranty                      2,523             1,577
   Accrued Vacation                      1,999             2,120
   Deferred compensation                   525               841
   Excess Purchase Price                10,426            11,541
   Foreign tax credits                      --             1,184
   Other                                 2,124             1,033
                                      --------          --------
                                        22,367            22,012
   Less:  Valuation allowance               --            (8,000)
                                      --------          --------
                                        22,367            14,012
DEFERRED TAX LIABILITIES:
   Accelerated depreciation             (2,645)           (1,059)
   Foreign jurisdictions, net             (681)             (246)
   Other                                    --               (29)
                                      --------          --------
Net deferred tax asset                $ 19,041            12,678
                                      ========          ========


Foreign tax credit carryforward of $1,184,000 in 1996 was utilized during the fiscal year ended in 1997. There are no unused tax carryovers as of the end of fiscal 1997. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Based upon the level of historical taxable income and projections for future taxable income, management now believes it is more likely than not the Company will realize the benefits of such deferred tax assets. Accordingly, the valuation allowance established during the prior years was eliminated during 1997.

The reconciliation between the effective tax rates and the statutory federal income tax rates applicable to the Predecessor and the Successor is shown in the following schedule:


                                                                Successor                    Predecessor
                                                ------------------------------------------   ------------
                                                   53-week       52-week         7-week        45-week
                                                period ended   period ended   period ended   period ended
                                                 October 3,    September 27,  September 29,   August 11,
                                                    1997           1996           1995           1995
                                                ------------   ------------   ------------   ------------
Statutory federal income tax rate                       35.0%          35.0%         (35.0%)         35.0%
State and local income tax, net of
    federal tax benefit                                  6.4%           4.9%          (4.7%)          5.0%
Rate differential on foreign income tax
    expense (benefit) and
    withholding tax                                      3.0%            .2%            .2%           (.1%)
Foreign sales corporation                                 --           (2.8%)           --           (1.9%)
Losses and credits for which no
    benefit has been recorded                             --             --           31.0%            --
Change to the beginning of
    year valuation allowance                           (74.3%)        (19.2%)
Other                                                    2.0%           1.8%            .1%          (1.0%)
                                                ------------   ------------   ------------   ------------
Effective tax rate                                     (27.9%)         19.9%          (8.4%)         37.0%
                                                ============   ============   ============   ============


        RETIREMENT AND PROFIT SHARING PLANS

Effective August 12, 1995, CPI adopted a qualified 401(k) plan covering substantially all its domestic and Canadian employees. CPI's major obligation is to contribute an amount based on a percentage of each participant's base pay. CPI also has a Supplemental Retirement Plan covering certain executive officers.

Total contributions to these plans by the Company was $2.5 million for Fiscal 1997, $2.6 million for Fiscal 1996 and $247,000 for the 7-week period ended September 29, 1995. Total contributions of the Predecessor for all plans amounted to $4.3 million for the 45-week period ended August 11, 1995.

CPI's bonus program provides incentive bonuses to senior management if certain performance goals are achieved and to employees if these goals are exceeded. Such performance goals are measured based upon earnings before interest, taxes, depreciation and amortization, return on sales and asset utilization.


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


        TRANSACTIONS WITH VARIAN

Sales to, and purchases from, Varian lines of business were as follows:

                                        Successor                     Predecessor
                         ------------------------------------------  -------------
                           53-week       52-week          7-week        45-week
                         period ended   period ended   period ended   period ended
                          October 3,    September 27,  September 29,   August 11,
(Dollars in thousands)       1997          1996            1995           1995
                         -------------  -----------    -------------  ------------
Sales to Varian          $       9,234       12,809            1,014         8,800
Purchases from Varian    $       5,742        5,171              315         3,700


Sales and purchases of the Predecessor have been recorded at cost to the originating business unit, so that no profit margin is recognized on transfer.

In connection with the Acquisition, CPI entered into various agreements with Varian that provide for various services to be performed by or for Varian or for products to be purchased from or provided to Varian. A summary of the significant agreements are as follows:

Transitional Services Agreement. Under the Transitional Services Agreement, Varian provided certain services to CPI in order to facilitate the transition of CPI to a stand-alone operation. In addition, in connection with the separation and creation of independent utilities and systems at CPI's facilities, the Transitional Services Agreement required Varian to pay or reimburse CPI (in some cases), subject to certain limitations. As of October 3, 1997, all obligations under this agreement were fulfilled and any on-going arrangements between the companies have been negotiated at an arm's-length basis.

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

        CORPORATE ALLOCATIONS

Operating earnings of the Predecessor include allocations of costs accumulated at the corporate level within Varian. Where it was possible to specifically identify corporate amounts with the activities of the Predecessor, these amounts have been charged or credited directly to the Predecessor without allocation or apportionment. Costs of a wholly corporate nature (i.e. those that are considered to relate purely to the support of Varian's centralized corporate structure) were not allocated. Shared or common costs have been allocated to the Predecessor on the basis which is considered to most fairly and reasonably reflect the utilization of the services provided to, or benefit obtained by, the Predecessor. Typical measures and activity indicators used for apportionment purposes include sales revenues, headcount and facility area measurements. Management believes that the cost allocations are reasonable and reflect the costs incurred to support the operations of the Predecessor. Additionally, management believes that the costs for such services would have been less on a stand-alone basis, although determination as to specific amounts is not practicable.

Allocations of corporate expenses included in the consolidated statements of operations for the 45-week period ended August 11, 1995 were $11.2 million.

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

In connection with Holding's 1995 Management Equity Plan, certain executive officers of CPI and Holding elected to pay a portion of the purchase price for their Management Shares by delivery of a secured promissory note to Holding. The aggregate principle amount of such Management Notes was $975,356 as of October 3, 1997. Of this amount, $800,000 is secured by a pledge of a portion (from 50% to 75%) of the Management Shares issued to each executive officer and is guaranteed by Varian. The balance of $175,356 is secured by a pledge of approximately 91% of the Management Shares issued, but is not guaranteed by Varian. Outstanding principal under each type of Management Note bears interest at an annually adjustable rate equal to the "Applicable Federal Rate" in effect under Internal Revenue Code Section 1274(d) for obligations of a term equal to the then-remaining term of such note. Recourse by Holding under both types of Management Notes is limited to the Management Shares pledged to secure the applicable note.


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


        GUARANTEES

Holding has guaranteed CPI's senior debt obligations. Holding has no operations other than its ownership of CPI. The consolidated balance sheets of CPI as of October 3, 1997 and September 27, 1996 are substantially identical to that of Holding and its subsidiaries.

        BUSINESS EQUITY

Business equity is comprised of intercompany balances arising in the ordinary course of business between the Predecessor and other Varian entities, together with various adjustments resulting from the carve-out of the Predecessor as presented in these consolidated financial statements.


                                                                     SCHEDULE II


                     COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                            Balance at         Charged to                             Balance at
                                                           Beginning of        Costs and                                End of
                 Description                                 Period             Expenses          Deductions            Period
                 -----------                               ------------        ----------         ----------          ----------
PREDECESSOR:
   45-week period ended August 11, 1995:
      Allowance for doubtful accounts receivable              1,000                 80              (880) 1               200

SUCCESSOR:
   7-week period ended September 29, 1995:
      Allowance for doubtful accounts receivable                200                 --                 --                 200

   52-week period ended September 27, 1996:
      Allowance for doubtful accounts receivable                200                 --                 (4)                196

   53-week period ended October 3, 1997:
      Allowance for doubtful accounts receivable                196                178                (92)                282


----------
1 The reduction in the allowance account is principally due to the retention of certain accounts receivable by Varian and their related allowances in accordance with the Acquisition Agreement.


                                                                     SCHEDULE II


              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                            Balance at         Charged to                             Balance at
                                                           Beginning of        Costs and                                End of
                 Description                                 Period             Expenses          Deductions            Period
                 -----------                               ------------        ----------         ----------          ----------
  PREDECESSOR:
     45-week period ended August 11, 1995:
        Allowance for doubtful accounts receivable            1,000                 80              (880) 1               200

  SUCCESSOR:
     7-week period ended September 29, 1995:
        Allowance for doubtful accounts receivable              200                 --                 --                 200

     52-week period ended September 27, 1996:
        Allowance for doubtful accounts receivable              200                 --                 (4)                196

     53-week period ended October 3, 1997:
        Allowance for doubtful accounts receivable              196                178                (92)                282


----------
1 The reduction in the allowance account is principally due to the retention of certain accounts receivable by Varian and their related allowances in accordance with the Acquisition Agreement.


                              INDEX TO EXHIBITS

Exhibit No.                                     Description
-----------                                     -----------
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

3.1 (1)  Restated Certificate of Incorporation of CPI filed with the
         Delaware Secretary of State on August 11, 1995.

3.2 (1)  Bylaws of CPI.

3.3 (1)  Certificate of Incorporation of Holding.

3.4 (1)  Bylaws of Holding.

4.1 (1) Indenture among CPII Acquisition, Holding, the other guarantors of the Notes (the "Guarantors") and U.S. Trust Company of California,
         N.A., relating to the Notes dated as of August 11, 1995.

4.2 (1) First Supplemental Indenture among CPI, Holding, the other Guarantors and U.S. Trust Company of California, N.A., relating to the Notes dated as of August 11, 1995.

4.3 (1)  Form of Notes (included in Exhibit 4.1, Exhibit A).

4.4 (1)  Form of Indenture between CPI and Shawmut Bank Connecticut, National
         Association, relating to the Exchange Notes.

4.5 (1)  Form of Exchange Note (included in Exhibit 4.5, Exhibit A).

Exhibit No.                                     Description
-----------                                     -----------
4.6 (2)  Form of Second Supplemental Indenture among CPI, Holding, the other
         Guarantors and U.S. Trust Company of California, N.A., relating to the
         Notes.

10.1 (1) Credit Agreement among CPI, Holding, CPII Acquisition, the other obligors named therein, the lenders named therein and Bankers Trust
         Company, as Agent, dated as of August 11, 1995 (including Annex A
         (Definitions; Rules of Construction) and Annex F (Financial
         Covenants)).

10.1.1 First Amendment to Credit Agreement among CPI, Holding, the other obligors named therein, the lenders named therein and Bankers Trust
         Company, as Agent, dated as of December 31, 1996.

10.1.2 Second Amendment to Credit Agreement among CPI, Holding, the other obligors named therein, the lenders named therein and Bankers Trust
         Company, as Agent, dated as of April 1, 1997.

10.1.3 Third Amendment to Credit Agreement among CPI, Holding, the other obligors named therein, the lenders named therein and Bankers Trust
         Company, as Agent, dated as of June 27, 1997.

10.2 (1) Term A Notes in the amount of $8,333,333.32, $4,166,666.67,
         $4,166,666.67, $4,166,666.67 and $4,166,666.76 made by CPI in favor of
         Bankers Trust Company, Dresdner Bank AG, First Bank National
         Association, The Nippon Credit Bank, Ltd. and Union Bank, respectively, dated as of August 11, 1995.

10.3 (1) Term B Notes in the amount of $11,666,666.68 and $5,666,666.67 made by
         CPI in favor of Bankers Trust Company and Crescent/Mach I Partners, respectively, dated as of August 11, 1995.

10.4 (1) Revolving Credit Notes in the amount of $11,666,666.68, $5,833,333.33,
         $5,833,333.33, $5,833,333.33 and $5,833,333.33 made by CPI in favor of
         Bankers Trust Company, Dresdner Bank AG, First Bank National
         Association, The Nippon Credit Bank, Ltd, and Union Bank, respectively, dated as of August 11, 1995.

10.5 (1) Swingline Note in the amount of $5,000,000 made by CPI in favor of Bankers Trust Company dated as of August 11, 1995.

10.6 (1) Security Agreement among CPI, CPII Acquisition, the other assignors named therein and Bankers Trust Company, as Agent, dated as of August
         11, 1995.

10.7 (1) Pledge Agreement made by CPI, Holding, CPII Acquisition, and CPI
         Subsidiary Holdings, Inc. in favor of Bankers Trust Company, as Agent, dated as of August 11, 1995.

10.8 (1) Continuing Guaranty made by each of the Guarantors in favor of the Lenders and Agent under the Senior Credit Agreement, dated as of August
         11, 1995.

10.9 (1) Transitional Services Agreement between CPI and Varian dated as of
         August 10, 1995.

10.10(3)(+)Key Components Supply Agreement between CPI and Varian dated as of August 10, 1995.

Exhibit No.                                     Description
-----------                                     -----------
10.11 (1)Cross License Agreement between the CPI and Varian dated as of August
         10, 1995.

10.12 (1)Trademark License Agreement between CPI and Varian dated as of August
         10, 1995.

10.13 (1)Assignment and Assumption of Lessee's Interest in Lease (Units 1-4,
         Palo Alto) and Covenants, Conditions and Restrictions on Leasehold
         Interests (Units 1-12, Palo Alto) dated as of August 10, 1995 between
         Varian Realty Inc., Varian Associates, Inc. and CPI.

10.14 (1)Sublease (Portion of Building 2 Located on Unit 5, Palo Alto) dated as of August 10, 1995 between Varian Realty Inc. and CPI.

10.15 (1)Sublease (Unit 8, Palo Alto) dated as of August 10, 1995 between Varian
         Realty Inc. and CPI.

10.16 (1)Sublease (Building 4, Palo Alto) .dated as of August 10, 1995 between
         CPI, as Sublessee, Varian Associates, Inc., as Sublessor, and Varian
         Realty Inc., as Adjacent Property Sublessor.

10.17 (1)Assignment and Assumption of Tenant's Interest in Lease (Santa Clara,
         California) dated as of August 10, 1995 between Varian and CPI.

10.18 (1)Lease (Salt Lake City, Utah) dated as of August 10, 1995 between
         CPI and Varian Associates, Inc.

10.19 (1)Shared Use Agreement dated as of August 11, 1995 between Varian (on behalf of itself and its subsidiaries) and CPI (as successor by merger to CPII Acquisition Corp.) (on behalf of itself and its subsidiaries).

10.20 (1)Purchase Agreement among CPII Acquisition, Holding, the other
         Guarantors and the initial purchasers of the Series A Senior
         Subordinated Notes (the "Initial Notes Purchasers") dated as of August
         11, 1995.

10.21 (1)Purchase Agreement among CPII Acquisition, Holding and the initial purchaser of the Series A Senior Preferred Stock (the "Initial Senior
         Preferred Stock Purchaser") dated as of August 11, 1995.

10.22 (1)A/B Exchange Registration Rights agreement among CPI (as successor by merger to CPII Acquisition), Holding, the other Guarantors and the Initial Notes Purchasers dated as of August 11, 1995.

10.23 (1)Amendment to A/B Exchange Registration Rights Agreement among CPI,
         Holding, the other Guarantors and the Initial Notes Purchasers dated as of August 11,1995.

10.24 (1)A/B Exchange Registration Rights Agreement between CPI (as successor by merger to CPII Acquisition) and the Initial Senior Preferred Stock
         Purchaser dated as of August 11, 1995.

10.25 (1)Amendment to A/B Exchange Registration Rights Agreement between CPI and the Initial Senior Preferred Stock Purchaser dated as of August 11,
         1995.

Exhibit No.                                     Description
-----------                                     -----------
10.26 (1)Holding Common Stock Registration Rights Agreement by and among
         Holding, GEI II and the Initial Senior Preferred Stock Purchaser dated as of August 11, 1995 relating to the Holding Common Stock sold with the Series A Senior Preferred Stock.

10.27 (1)Stockholders Agreement by and among Holding, GEI II and the Initial
         Senior Preferred Stock Purchaser dated as of August 11, 1995 relating to the Holding Common Stock sold with the Series A Senior Preferred
         Stock.

10.28 (1)Stock Subscription Agreement among Holding, CPII Acquisition Corp. and
         GEI II dated as of August 11, 1995.

10.29 (1)Management Services Agreement among CPI, Holding and Leonard Green &
         Partners, L.P. dated as of August 11, 1995.

10.30 (1)1995 Holding Management Equity Plan (including Form of Management
         Subscription and Stockholders Agreement).

10.31 (1)Letter from Holding to Al D. Wilunowski dated June 9, 1995 relating to terms of employment.

10.32 (1)Letter from Holding to Alvin J. Ferreira dated June 9, 1995 relating to terms of employment.

10.33 (1)Letter from Holding to Dennis J. Gleason dated June 9, 1995 relating to terms of employment.

10.34 (1)Letter from Holding to H. Frederick Koehler dated June 9, 1995 relating to terms of employment.

10.35 (1)Letter from Holding to Armand Staprans dated June 9, 1995 relating to terms of employment.

21 (1)   Subsidiaries of CPI and Holding.

27.1     Financial Data Schedule (Communications & Power Industries, Inc.)

27.2     Financial Data Schedule (Communications & Power Industries Holding
         Corporation)

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