Form 10-Q
period 1998-01-02
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORP; COMMUNICATIONS & POWER INDUSTRIES INC
filed 1998-02-17
CIK 1000654, 1000564

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended January 2, 1998

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from__________ to_________

Commission File Number: 33-96858-01             Commission File Number: 33-96858

  COMMUNICATIONS & POWER INDUSTRIES HOLDING       COMMUNICATIONS & POWER INDUSTRIES, INC.
                 CORPORATION
(Exact name of registrant as specified in its    (Exact name of registrant as specified in
                   charter)                                     its charter)
                   DELAWARE                                       DELAWARE
           (State of Incorporation)                       (State of Incorporation)
                  77-0407395                                     77-0405693
   (I.R.S. employer identification number)        (I.R.S. employer identification number)
                607 HANSEN WAY                                 607 HANSEN WAY
       PALO ALTO, CALIFORNIA 94303-1110               PALO ALTO, CALIFORNIA 94303-1110
                (415) 846-2900                                 (415) 846-2900
 (Address, including zip code, and telephone    (Address, including zip code, and telephone
                   number,                                        number,
     including area code, of registrant's           including area code, of registrant's
         principal executive offices)                   principal executive offices)
  Securities registered pursuant to Section      Securities registered pursuant to Section
              12(b) of the Act:                              12(b) of the Act:
                     NONE                                           NONE
  Securities registered pursuant to Section      Securities registered pursuant to Section
              12(g) of the Act:                              12(g) of the Act:
                     NONE                                           NONE

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the Registrant's classes of Common Stock, as of the latest practicable date: COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION: 199,350 SHARES OF COMMON STOCK, $.01 PAR VALUE, AT JANUARY 2, 1998. COMMUNICATIONS & POWER INDUSTRIES, INC.: 1 SHARE OF COMMON STOCK, $.01 PAR VALUE, AT JANUARY 2, 1998.

             COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries


                    COMMUNICATIONS & POWER INDUSTRIES INC.,
                                and subsidiaries
                           (A wholly owned subsidiary
           of Communications & Power Industries Holding Corporation)


PART 1:    FINANCIAL INFORMATION

                    COMMUNICATIONS AND POWER INDUSTRIES, INC.

    Consolidated Condensed Balance Sheets, January 2, 1998 (unaudited) and
    October 3, 1997...................................................................2

    Consolidated Condensed Statements of Operations, 13-week period ended
    January 2, 1998 (unaudited) and 14-week period ended January 3, 1997
    (unaudited).......................................................................3

    Consolidated Condensed Statements of Cash Flows, 13-week period ended
    January 2, 1998 (unaudited) and 14-week period ended January 3, 1997
    (unaudited).......................................................................4

    Notes to Consolidated Condensed Financial Statements (unaudited)..................5

    Management's Discussion and Analysis of Financial Condition and
    Results of Operations (Unaudited)................................................10

                   COMMUNICATIONS AND POWER INDUSTRIES HOLDING CORPORATION

    Consolidated Condensed Balance Sheets, January 2, 1998 (unaudited) and
    October 3, 1997...................................................................6

    Consolidated Condensed Statements of Operations, 13-week period ended
    January 2, 1998 (unaudited) and 14-week period ended January 3, 1997
    (unaudited).......................................................................7

    Consolidated Condensed Statements of Cash Flows, 13-week period ended
    January 2, 1998 (unaudited) and 14-week period ended January 3, 1997
    (unaudited).......................................................................8

    Notes to Consolidated Condensed Financial Statements (unaudited)..................9

    Management's Discussion and Analysis of Financial Condition and
    Results of Operations (Unaudited)................................................10

PART II:   OTHER INFORMATION

    Other Information ...............................................................12

SIGNATURES...........................................................................13

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)


                                INTERIM CONDENSED
                           CONSOLIDATED BALANCE SHEETS
                           (in thousands - unaudited)



                                              January 2,    October 3,
                  ASSETS                        1998          1997
                  ------                     -----------   -----------
CURRENT ASSETS
    Cash and cash equivalents                 $   3,199       $   2,027
    Accounts receivable, net                     38,928          52,326
    Inventories                                  53,339          50,750
    Deferred taxes                                7,133           7,133
    Other current assets                          1,146           1,221
                                              ---------       ---------
Total current assets                            103,745         113,457
Property, plant, and equipment, net              79,322          79,994
Goodwill, net                                    24,125          24,144
Debt issue costs, net                             7,407           7,893
Deferred taxes                                   11,912          11,908
Other assets                                      2,078            --
                                              ---------       ---------
Total assets                                  $ 228,589       $ 237,396
                                              =========       =========
          LIABILITIES, REDEEMABLE
    PREFERRED STOCK AND EQUITY (DEFICIT)
    ------------------------------------

CURRENT LIABILITIES
    Revolving credit facility                 $  13,500       $  22,800
    Current portion of term loans                 6,200           5,700
    Current portion of capital leases                14            --
    Accounts payable - trade                      9,650          10,419
    Accrued expenses                             18,045          15,088
    Product warranty                              4,026           4,211
    Income taxes payable                         11,626          11,975
    Advance payments from customers               1,981           2,797
                                              ---------       ---------
Total current liabilities                        65,042          72,990
Senior term loans                                28,400          29,950
Senior subordinated notes                       100,000         100,000
Obligations under capital leases                  2,093           1,584
                                              ---------       ---------
Total liabilities                               195,535         204,524
                                              ---------       ---------
SENIOR REDEEMABLE PREFERRED STOCK                18,308          17,566
                                              ---------       ---------
Commitments and contingencies
STOCKHOLDERS' EQUITY (DEFICIT):
    Junior Preferred Stock                            1               1
    Common Stock                                   --              --
    Additional paid-in capital                   32,602          32,143
    Accumulated deficit                         (16,741)        (15,738)
    Less stockholder loans                       (1,116)         (1,100)
                                              ---------       ---------
Net stockholders' equity (deficit)               14,746          15,306
                                              ---------       ---------
Total liabilities, redeemable
    preferred stock and equity (deficit)      $ 228,589       $ 237,396
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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)


                         INTERIM CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)


                                            13-Week        14-Week
                                         period ended    period ended
                                           January 2,     January 3,
                                             1998           1997
                                           ---------    ------------
 Sales                                     $ 57,373       $ 55,322
 Cost of sales                               42,726         42,466
                                           --------       --------
 Gross Profit                                14,647         12,856
                                           --------       --------
 Operating costs and expenses:
     Research and development                 1,804          1,893
     Marketing                                4,706          4,838
     General and administrative               3,166          2,670
                                           --------       --------
 Total operating costs and expenses           9,676          9,401
                                           --------       --------
 Operating income                             4,971          3,455
 Interest expense                             4,654          4,770
                                           --------       --------
 Earnings before taxes                          317         (1,315)
 Income tax expense                             119           --
                                           --------       --------
 Net earnings (loss)                            198         (1,315)

Preferred dividends:
    Senior Redeemable Preferred Stock           689            600
    Junior Preferred Stock                      459            400
                                           --------       --------
Earnings attributable to common stock      $   (950)      $ (2,315)
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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)



                            STATEMENTS OF CASH FLOWS
                           (in thousands - unaudited)



                                                                   13-Week        14-Week
                                                                 period ended   period ended
                                                                   January 2,     January 3,
                                                                      1998           1997
                                                                    --------       ---------
OPERATING ACTIVITIES
     Net cash provided by (used in) operating activities            $ 15,409       $  8,653
                                                                    --------       --------
INVESTING ACTIVITIES
     Proceeds from sale of property, plant and equipment                   5           --
     Purchase of property, plant and equipment, net                   (1,162)        (3,072)
     Purchase of businesses                                           (2,730)          --
                                                                    --------       --------
     Net cash used in investing activities                            (3,887)        (3,072)
                                                                    --------       --------
FINANCING ACTIVITIES
     Net (Repayments)/Proceeds from  revolving credit facility        (9,300)        (1,300)
     Net (Repayments)/Proceeds from senior term loans                 (1,050)        (1,850)
                                                                    --------       --------
     Net cash provided by (used in) financing activities             (10,350)        (3,150)
                                                                    --------       --------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                           1,172          2,431
Cash and cash equivalents at beginning of period                       2,027          1,753
                                                                    ========       ========
Cash and cash equivalents at end of period                          $  3,199       $  4,184
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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)


                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

The accompanying unaudited interim condensed consolidated financial statements of Communications & Power Industries, Inc. ("CPI" or "Successor") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted and, accordingly, these financial statements should be read in conjunction with the financial statements and the notes thereto contained in CPI's October 3, 1997 Annual Report on Form 10-K. Management believes that these unaudited interim condensed financial statements contain all adjustments, all of which are of a normal, recurring nature, necessary to a fair statement of the results for the interim period presented.

During the quarter ended January 2, 1998, CPI paid preferred dividends on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 6,887 additional shares of its Senior Redeemable Preferred Stock and 4,592 shares of its Junior Preferred Stock, respectively.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries


                                INTERIM CONDENSED
                           CONSOLIDATED BALANCE SHEETS
                           (in thousands - unaudited)




                                                       January 2,       October 3,
                  ASSETS                                  1998             1997
                  ------                                ---------       ---------
CURRENT ASSETS
    Cash and cash equivalents                           $   3,199       $   2,027
    Accounts receivable, net                               38,928          52,326
    Inventories                                            53,339          50,750
    Deferred taxes                                          7,133           7,133
    Other current assets                                    1,146           1,221
                                                        ---------       ---------
Total current assets                                      103,745         113,457
Property, plant, and equipment, net                        79,322          79,994
Goodwill, net                                              24,125          24,144
Debt issue costs, net                                       7,407           7,893
Deferred taxes                                             11,912          11,908
Other assets                                                2,078            --
                                                        ---------       ---------
Total assets                                            $ 228,589       $ 237,396
                                                        =========       =========
LIABILITIES, REDEEMABLE PREFERRED STOCK,
PREFERRED STOCK OF SUBSIDIARY AND EQUITY (DEFICIT)
--------------------------------------------------

CURRENT LIABILITIES
    Revolving credit facility                           $  13,500       $  22,800
    Current Portion of term loans                           6,200           5,700
    Current Portion of capital leases                          14            --
    Accounts payable - trade                                9,650          10,419
    Accrued expenses                                       18,045          15,088
    Product warranty                                        4,026           4,211
    Income taxes payable                                   11,626          11,975
    Advance payments from customers                         1,981           2,797
                                                        ---------       ---------
Total current liabilities                                  65,042          72,990
Senior term loans                                          28,400          29,950
Senior subordinated notes                                 100,000         100,000
Obligations under capital leases                            2,093           1,584
                                                        ---------       ---------
Total liabilities                                         195,535         204,524
                                                        ---------       ---------
SENIOR REDEEMABLE PREFERRED STOCK OF SUBSIDIARY            18,308          17,566
                                                        ---------       ---------
JUNIOR PREFERRED STOCK OF SUBSIDIARY                       12,924          12,465
                                                        ---------       ---------
Commitments and contingencies
STOCKHOLDERS' EQUITY (DEFICIT):
    Common Stock                                                2               2
      Issued - 200,000 shares
    Less Treasury Stock  (150 shares)                        --              --
    Additional paid-in capital                             19,677          19,677
    Accumulated deficit                                   (16,741)        (15,738)
    Less stockholder loans                                 (1,116)         (1,100)
                                                        ---------       ---------
Net stockholders' equity (deficit)                          1,822           2,841
                                                        ---------       ---------
Total liabilities, redeemable preferred
    stock, preferred stock of subsidiary
    and equity (deficit)                                $ 228,589       $ 237,396
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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries


                         INTERIM CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)



                                           13-Week        14-Week
                                         period ended   period ended
                                          January 2,     January 3,
                                             1998           1997
                                           --------       --------
 Sales                                     $ 57,373       $ 55,322
 Cost of sales                               42,726         42,466
                                           --------       --------
 Gross Profit                                14,647         12,856
                                           --------       --------
 Operating costs and expenses:
     Research and development                 1,804          1,893
     Marketing                                4,706          4,838
     General and administrative               3,166          2,670
                                           --------       --------
 Total operating costs and expenses           9,676          9,401
                                           --------       --------
 Operating income                             4,971          3,455
 Interest expense                             4,654          4,770
                                           --------       --------
 Earnings before taxes                          317         (1,315)
 Income tax expense                             119           --
                                           --------       --------
 Net earnings (loss)                            198         (1,315)

Preferred dividends:
    Senior Redeemable Preferred Stock           689            600
    Junior Preferred Stock                      459            400
                                           --------       --------
Earnings attributable to common stock      $   (950)      $ (2,315)
                                           ========       ========


See accompanying notes to the unaudited interim condensed consolidated financial statements.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries




                            STATEMENTS OF CASH FLOWS
                           (in thousands - unaudited)



                                                                   13-Week       14-Week
                                                                 period ended  period ended
                                                                   January 2,    January 3,
                                                                     1998           1997
                                                                   --------       --------
OPERATING ACTIVITIES
     Net cash provided by (used in) operating activities           $ 15,409       $  8,653
                                                                   --------       --------
INVESTING ACTIVITIES
     Proceeds from sale of property, plant and equipment                  5           --
     Purchase of property, plant and equipment, net                  (1,162)        (3,072)
     Purchase of businesses                                          (2,730)          --
                                                                   --------       --------
     Net cash used in investing activities                           (3,887)        (3,072)
                                                                   --------       --------
FINANCING ACTIVITIES
     Net (Repayments)/Proceeds from revolving credit facility        (9,300)        (1,300)
     Net (Repayments)/Proceeds from senior term loans                (1,050)        (1,850)
                                                                   --------       --------
     Net cash provided by (used in) financing activities            (10,350)        (3,150)
                                                                   --------       --------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                          1,172          2,431
Cash and cash equivalents at beginning of period                      2,027          1,753
                                                                   ========       ========
Cash and cash equivalents at end of period                         $  3,199       $  4,184
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

                   COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries


                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

The accompanying unaudited interim condensed consolidated financial statements of Communications & Power Industries Holding Corporation ("Holding") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted and, accordingly, these financial statements should be read in conjunction with the financial statements and the notes thereto contained in Holding's October 3, 1997 Annual Report on Form 10-K. Management believes that these unaudited interim condensed financial statements contain all adjustments, all of which are of a normal, recurring nature, necessary to a fair statement of the results for the interim period presented.

During the quarter ended January 2, 1998, CPI paid preferred dividends on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 6,887 additional shares of its Senior Redeemable Preferred Stock and 4,592 shares of its Junior Preferred Stock, respectively.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Orders during the first quarter of Fiscal 1998 were $62.1 million as compared to $66.2 million for the first quarter of Fiscal 1997, a decrease of 6.2%. However, incoming order levels fluctuate significantly on a quarterly basis and a particular quarter's order rate may not be indicative of future order levels. In addition, the Company's sales are highly dependent upon manufacturing scheduling, performance and shipments and, accordingly, it is not possible to accurately predict when these orders will be recognized as sales.

As of January 2, 1998, the Company had order backlog of $172.1 million, representing over eight months of sales, compared to order backlog of $160.3 million as of January 3, 1997.

Sales for the first quarter of Fiscal 1998 were $57.4 million compared to $55.3 million for the same period in Fiscal 1997. This increase of $2.1 million, or 3.7%, was primarily the result of improved production uniformity since the first quarter of Fiscal 1998 was not disrupted by consolidation efforts that negatively impacted the first quarter of Fiscal 1997.

In terms of markets, sales to the communications market, the Company's largest market, were $27.2 million, or 47.4% of total sales, compared to $24.8 million, or 44.8% of total sales, in the first quarter of Fiscal 1997. Communications sales were up by $2.4 million, or 9.8%, primarily due to demands in the area of satellite communications. Sales to the radar market, the Company's second largest market, were $16.5 million, or 28.8% of total sales, during the first quarter of Fiscal 1998 compared to $17.3 million, or 31.4% of total sales, during the same period in Fiscal 1997. This slight decrease of $.8 million, or 5.0%, was the result of timing issues as backlog for these products has increased. Sales to the Company's other four markets (electronic countermeasures, industrial, medical and scientific) were $13.7 million, or 23.8% of total sales, in the first quarter of Fiscal 1998 compared to $13.2 million, also 23.8% of total sales, in the first quarter of Fiscal 1997.

Gross profit increased to $14.6 million, or 25.5% of sales, in the first quarter of Fiscal 1998 from $12.8 million, or 23.2% of sales, in the first quarter of Fiscal 1997 based on higher volume and improvements resulting from consolidation efforts. Operating costs and expenses remained within planned levels resulting in operating income of $5.0 million, or 8.7% of sales, for the first quarter of Fiscal 1998, as compared to $3.5 million, or 6.2% of sales, for the first quarter of Fiscal 1997. This increase in operating income of $1.5 million was in spite of higher depreciation costs of $.5 million.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA")1 for the first quarter of Fiscal 1998 was $7.7 million, or 13.3% of sales, compared to $5.7 million, or 10.3% of sales, for the first quarter of Fiscal 1997. This improvement was, as mentioned above, related to higher volume and efficiencies resulting from consolidation efforts.


--------
1 EBITDA is presented because some investors may use it as a financial indicator of the ability to service or incur indebtedness. EBITDA should not be considered as an alternative to net earnings (loss), as a measure of operating results, cash flows or liquidity.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)



LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities for the first quarter of Fiscal 1998 were $15.4 million, an increase of $6.7 million from the $8.7 million provided by operating activities during the first quarter of Fiscal 1997. The primary reasons for the increase in cash during the first quarter of Fiscal 1998 were improved earnings and strong accounts receivable collections. Operating activities funded $10.4 million of repayments against the Company's revolving credit facility during the first quarter of Fiscal 1998.

Cash flows used by investing activities were comprised of expenditures for property and equipment as well as product line enhancement. During the first quarter of Fiscal 1998, the Company invested $1.2 million in new capital equipment compared to $3.1 million, including $1.2 million specifically related to consolidation efforts, spent in the first quarter of Fiscal 1997. Also during the first quarter of Fiscal 1998, the Company invested $2.7 million in two small product line acquisitions to add to products currently being manufactured in the Company's Beverly, Massachusetts and Palo Alto, California facilities.

The Company's current primary source of liquidity, other than funds generated from operations, is the $35.0 million revolving credit facility provided under its senior credit agreement (of which $14.2 million was available as of January 30, 1998). Management believes that the Company will have adequate capital resources and liquidity (including cash flow from operations and borrowing under its revolving credit facility) to meet its obligations, fund all required capital expenditures and pursue its business strategy for the foreseeable future and, in any event, for the next 12 months.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are being filed as part of this report:

     27.1      Financial Data Schedule (Communications & Power Industries, Inc.)

     27.2 Financial Data Schedule (Communications & Power Industries Holding Corporation)

(b) Reports on Form 8-K:

    No reports were filed on Form 8-K during the quarter ended January 2, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COMMUNICATIONS & POWER INDUSTRIES, INC.

                                    By:        /s/ Al D. Wilunowski
                                        ---------------------------------------
                                                   Al D. Wilunowski
                                          Chief Executive Officer and President
                                              Date:  February 11, 1998

                                    By:       /s/ Lynn E. Harvey
                                        ---------------------------------------
                                                  Lynn E. Harvey
                                      Chief Financial Officer, Treasurer
                                                  and Secretary
                                    (Principal Financial and Accounting Officer)
                                             Date:  February 11, 1998

                                 EXHIBIT INDEX

EXHIBIT NO.                 DESCRIPTION
-----------                 -----------
  27.1        Financial Data Schedule (Communications & Power Industries, Inc.)

  27.2        Financial Data Schedule (Communications & Power Industries
              Holding Corporation)