Form 10-Q
period 1998-04-03
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORP; COMMUNICATIONS & POWER INDUSTRIES INC
filed 1998-05-18
CIK 1000654, 1000564

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended April 3, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

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
        (Address, including zip code, and telephone                        (Address, including zip code, and telephone
                          number,                                                            number,
           including area code, of registrant's                               including area code, of registrant's
               principal executive offices)                                       principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:        Securities registered pursuant to Section 12(b) of the Act:
                           NONE                                                               NONE
Securities registered pursuant to Section 12(g) of the Act:        Securities registered pursuant to Section 12(g) of the Act:
                           NONE                                                               NONE


Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the Registrant's classes of Common Stock, as of the latest practicable date: COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION: 198,850 SHARES OF COMMON STOCK, $.01 PAR VALUE, AT APRIL 3, 1998. COMMUNICATIONS & POWER INDUSTRIES, INC.: 1 SHARE OF COMMON STOCK, $.01 PAR VALUE, AT APRIL 3, 1998.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)


PART 1:    FINANCIAL INFORMATION

                     COMMUNICATIONS & POWER INDUSTRIES, INC.

    Consolidated Condensed Balance Sheets, April 3, 1998 (unaudited) and
    October 3, 1997...................................................................    2

    Consolidated Condensed Statements of Operations, 13-week period ended
    April 3, 1998 (unaudited) and 13-week period ended April 4, 1997
    (unaudited).......................................................................    3

    Consolidated Condensed Statements of Operations, 26-week period ended
    April 3, 1998 (unaudited) and 27-week period ended April 4, 1997
    (unaudited).......................................................................    4

    Consolidated Condensed Statements of Cash Flows, 26-week period ended
    April 3, 1998 (unaudited) and 27-week period ended April 4, 1997
    (unaudited).......................................................................    5

    Notes to Consolidated Condensed Financial Statements (unaudited)..................    6

    Management's Discussion and Analysis of Financial Condition and
    Results of Operations (Unaudited).................................................   12

                    COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION

    Consolidated Condensed Balance Sheets, April 3, 1998 (unaudited) and
    October 3, 1997...................................................................    7

    Consolidated Condensed Statements of Operations, 13-week period ended
    April 3, 1998 (unaudited) and 13-week period ended April 4, 1997
    (unaudited).......................................................................    8

    Consolidated Condensed Statements of Operations, 26-week period ended
    April 3, 1998 (unaudited) and 27-week period ended April 4, 1997
    (unaudited).......................................................................    9

    Consolidated Condensed Statements of Cash Flows, 26-week period ended
    April 3, 1998 (unaudited) and 27-week period ended April 4, 1997
    (unaudited).......................................................................   10

    Notes to Consolidated Condensed Financial Statements (unaudited)..................   11

    Management's Discussion and Analysis of Financial Condition and
    Results of Operations (Unaudited).................................................   12

PART II:   OTHER INFORMATION

    Other Information ................................................................   14

SIGNATURES............................................................................   15

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

                                INTERIM CONDENSED
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                             April 3,        October 3,
                                              1998             1997
                  ASSETS                   (unaudited)       (audited)
                                           ------------    ------------
CURRENT ASSETS
    Cash and cash equivalents              $        327    $      2,027
    Accounts receivable, net                     47,730          52,326
    Inventories                                  53,405          50,750
    Deferred taxes                                7,133           7,133
    Other current assets                          1,397           1,221
                                           ------------    ------------
Total current assets                            109,992         113,457
Property, plant, and equipment, net              78,562          79,994
Goodwill, net                                    23,858          24,144
Debt issue costs, net                             7,077           7,893
Deferred taxes                                   11,916          11,908
Other assets                                      1,995              --
                                           ------------    ------------
Total assets                               $    233,400    $    237,396
                                           ============    ============
          LIABILITIES, REDEEMABLE
         PREFERRED STOCK AND EQUITY
CURRENT LIABILITIES
    Revolving credit facility              $     16,600    $     22,800
    Current portion of term loans                 6,200           5,700
    Current portion of capital leases               165              --
    Accounts payable - trade                     12,438          10,419
    Accrued expenses                             16,288          15,088
    Product warranty                              3,878           4,211
    Income taxes payable                         12,487          11,975
    Advance payments from customers               1,444           2,797
                                           ------------    ------------
Total current liabilities                        69,500          72,990
Senior term loans                                26,850          29,950
Senior subordinated notes                       100,000         100,000
Obligations under capital leases                  2,287           1,584
                                           ------------    ------------
Total liabilities                               198,637         204,524
                                           ------------    ------------
SENIOR REDEEMABLE PREFERRED STOCK                19,075          17,566
                                           ------------    ------------
Commitments and contingencies
STOCKHOLDERS' EQUITY:
    Junior Preferred Stock                            1               1
    Common Stock                                     --              --
    Additional paid-in capital                   33,002          32,143
    Accumulated deficit                         (16,185)        (15,738)
    Less stockholder loans                       (1,130)         (1,100)
                                           ------------    ------------
Net stockholders' equity                         15,688          15,306
                                           ------------    ------------
Total liabilities, redeemable
    preferred stock and equity             $    233,400    $    237,396
                                           ============    ============


See accompanying notes to the unaudited interim condensed consolidated financial statements.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)


                         INTERIM CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)


                                             13-Week       13-Week
                                           period ended  period ended
                                             April 3,      April 4,
                                               1998          1997
                                           ------------ ------------
 Sales                                     $     68,802 $     63,869
 Cost of sales                                   50,754       46,096
                                           ------------ ------------
 Gross profit                                    18,048       17,773
                                           ------------ ------------
 Operating costs and expenses:
     Research and development                     1,915        1,831
     Marketing                                    4,626        5,250
     General and administrative                   4,163        2,885
                                           ------------ ------------
 Total operating costs and expenses              10,704        9,966
                                           ------------ ------------
 Operating income                                 7,344        7,807
 Interest expense                                 4,467        4,722
                                           ------------ ------------
 Earnings before taxes                            2,877        3,085
 Income tax expense                               1,079          195
                                           ------------ ------------
 Net earnings                                     1,798        2,890

Preferred dividends:
    Senior Redeemable Preferred Stock               713          621
    Junior Preferred Stock                          475          414
                                           ------------ ------------
Earnings attributable to common stock      $        610 $      1,855
                                           ============ ============

See accompanying notes to the unaudited interim condensed consolidated financial statements.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

                         INTERIM CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)


                                                 26-Week             27-Week
                                               period ended        period ended
                                                 April 3,            April 4,
                                                   1998                1997
                                               ------------        ------------
 Sales                                         $    126,175        $    119,191
 Cost of sales                                       93,480              88,562
                                               ------------        ------------
 Gross profit                                        32,695              30,629
                                               ------------        ------------
 Operating costs and expenses:
     Research and development                         3,719               3,724
     Marketing                                        9,332              10,088
     General and administrative                       7,329               5,555
                                               ------------        ------------
 Total operating costs and expenses                  20,380              19,367
                                               ------------        ------------
 Operating income                                    12,315              11,262
 Interest expense                                     9,121               9,492
                                               ------------        ------------
 Earnings before taxes                                3,194               1,770
 Income tax expense                                   1,198                 195
                                               ------------        ------------
 Net earnings                                         1,996               1,575

Preferred dividends:
    Senior Redeemable Preferred Stock                 1,402               1,221
    Junior Preferred Stock                              934                 814
                                               ------------        ------------
Loss attributable to common stock              $       (340)       $       (460)
                                               ============        ============


See accompanying notes to the unaudited interim condensed consolidated financial statements.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                         Industries Holding Corporation)

                            STATEMENTS OF CASH FLOWS
                           (in thousands - unaudited)


                                                                          26-Week              27-Week
                                                                        period ended         period ended
                                                                          April 3,             April 4,
                                                                            1998                 1997
                                                                        ------------         ------------
OPERATING ACTIVITIES
     Net cash provided by (used in) operating activities                $     12,437         $       (347)
                                                                        ------------         ------------
INVESTING ACTIVITIES
     Proceeds from sale of property, plant and equipment                          29                   --
     Purchase of property, plant and equipment, net                           (2,561)              (6,528)
     Product lines acquisitions                                               (2,730)                  --
                                                                        ------------         ------------
     Net cash used in investing activities                                    (5,262)              (6,528)
                                                                        ------------         ------------
FINANCING ACTIVITIES
     Net (Repayments)/Proceeds from debt issue costs                              --                 (192)
     Net (Repayments)/Proceeds from  revolving credit facility                (6,200)               9,600
     Net (Repayments)/Proceeds from senior term loans                         (2,600)              (2,900)
     Purchase of treasury stock                                                  (75)                  --
                                                                        ------------         ------------
     Net cash provided by (used in) financing activities                      (8,875)               6,508
                                                                        ------------         ------------
NET DECREASE IN
   CASH AND CASH EQUIVALENTS                                                  (1,700)                (367)
Cash and cash equivalents at beginning of period                               2,027                1,753
                                                                        ============         ============
Cash and cash equivalents at end of period                              $        327         $      1,386
                                                                        ============         ============


See accompanying notes to the unaudited interim condensed consolidated financial statements.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)


                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

The accompanying unaudited interim condensed consolidated financial statements of Communications & Power Industries, Inc. ("CPI") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted and, accordingly, these financial statements should be read in conjunction with the financial statements and the notes thereto contained in CPI's October 3, 1997 Annual Report on Form 10-K. Management believes that these unaudited interim condensed financial statements contain all adjustments, all of which are of a normal, recurring nature, necessary to a fair statement of the results for the interim period presented. The results for the interim periods reported are not necessarily indicative of the results for the full fiscal year 1998.

During the quarter ended April 3, 1998, CPI paid preferred dividends on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 7,128 additional shares of its Senior Redeemable Preferred Stock and 4,752 shares of its Junior Preferred Stock, respectively. During the first half ended April 3, 1998, the Company paid preferred dividends through the issuance of 14,015 shares of its Senior Redeemable Preferred Stock and 9,344 shares of its Junior Preferred Stock.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                                INTERIM CONDENSED
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                    April 3,              October 3,
                                                                     1998                   1997
                  ASSETS                                          (unaudited)             (audited)
                                                                  ------------           ------------
CURRENT ASSETS
    Cash and cash equivalents                                     $        327           $      2,027
    Accounts receivable, net                                            47,730                 52,326
    Inventories                                                         53,405                 50,750
    Deferred taxes                                                       7,133                  7,133
    Other current assets                                                 1,397                  1,221
                                                                  ------------           ------------
Total current assets                                                   109,992                113,457
Property, plant, and equipment, net                                     78,562                 79,994
Goodwill, net                                                           23,858                 24,144
Debt issue costs, net                                                    7,077                  7,893
Deferred taxes                                                          11,916                 11,908
Other assets                                                             1,995                     --
                                                                  ------------           ------------
Total assets                                                      $    233,400           $    237,396
                                                                  ============           ============
LIABILITIES, REDEEMABLE PREFERRED STOCK,
PREFERRED STOCK OF SUBSIDIARY AND EQUITY
CURRENT LIABILITIES
    Revolving credit facility                                     $     16,600           $     22,800
    Current Portion of term loans                                        6,200                  5,700
    Current Portion of capital leases                                      165                     --
    Accounts payable - trade                                            12,438                 10,419
    Accrued expenses                                                    16,288                 15,088
    Product warranty                                                     3,878                  4,211
    Income taxes payable                                                12,487                 11,975
    Advance payments from customers                                      1,444                  2,797
                                                                                         ------------
Total current liabilities                                               69,500                 72,990
Senior term loans                                                       26,850                 29,950
Senior subordinated notes                                              100,000                100,000
Obligations under capital leases                                         2,287                  1,584
                                                                  ------------           ------------
Total liabilities                                                      198,637                204,524
                                                                  ------------           ------------
SENIOR REDEEMABLE PREFERRED STOCK OF SUBSIDIARY                         19,075                 17,566
                                                                  ------------           ------------
JUNIOR PREFERRED STOCK OF SUBSIDIARY                                    13,399                 12,465
                                                                  ------------           ------------

STOCKHOLDERS' EQUITY:
    Common Stock                                                             2                      2
    Additional paid-in capital                                          19,602                 19,677
    Accumulated deficit                                                (16,185)               (15,738)
    Less stockholder loans                                              (1,130)                (1,100)
                                                                  ------------           ------------
Net stockholders' equity                                                 2,289                  2,841
                                                                  ------------           ------------
Total liabilities, redeemable preferred stock, preferred
    stock of subsidiary and equity                                $    233,400           $    237,396
                                                                  ============           ============


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

             COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                         INTERIM CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)


                                                  13-Week            14-Week
                                               period ended       period ended
                                                 April 3,            April 4,
                                                   1998                1997
                                               ------------       ------------
 Sales                                         $     68,802       $     63,869
 Cost of sales                                       50,754             46,096
                                               ------------       ------------
 Gross profit                                        18,048             17,773
                                               ------------       ------------
 Operating costs and expenses:
     Research and development                         1,915              1,831
     Marketing                                        4,626              5,250
     General and administrative                       4,163              2,885
                                               ------------       ------------
 Total operating costs and expenses                  10,704              9,966
                                               ------------       ------------
 Operating income                                     7,344              7,807
 Interest expense                                     4,467              4,722
                                               ------------       ------------
 Earnings before taxes                                2,877              3,085
 Income tax expense                                   1,079                195
                                               ------------       ------------
 Net earnings                                         1,798              2,890

Preferred dividends:
    Senior Redeemable Preferred Stock                   713                621
    Junior Preferred Stock                              475                414
                                               ------------       ------------
Earnings attributable to common stock          $        610       $      1,855
                                               ============       ============


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

             COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                         INTERIM CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)


                                                  26-Week              27-Week
                                               period ended          period ended
                                                 April 3,              April 4,
                                                   1998                  1997
                                               ------------          ------------
 Sales                                         $    126,175          $    119,191
 Cost of sales                                       93,480                88,562
                                               ------------          ------------
 Gross profit                                        32,695                30,629
                                               ------------          ------------
 Operating costs and expenses:
     Research and development                         3,719                 3,724
     Marketing                                        9,332                10,088
     General and administrative                       7,329                 5,555
                                               ------------          ------------
 Total operating costs and expenses                  20,380                19,367
                                               ------------          ------------
 Operating income                                    12,315                11,262
 Interest expense                                     9,121                 9,492
                                               ------------          ------------
 Earnings before taxes                                3,194                 1,770
 Income tax expense                                   1,198                   195
                                               ------------          ------------
 Net earnings                                         1,996                 1,575

Preferred dividends:
    Senior Redeemable Preferred Stock                 1,402                 1,221
    Junior Preferred Stock                              934                   814
                                               ------------          ------------
Loss attributable to common stock              $       (340)         $       (460)
                                               ============          ============


See accompanying notes to the unaudited interim condensed consolidated financial statements.

             COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                            STATEMENTS OF CASH FLOWS
                           (in thousands - unaudited)


                                                                         26-Week              27-Week
                                                                       period ended         period ended
                                                                         April 3,             April 4,
                                                                           1998                1997
                                                                       ------------         ------------
OPERATING ACTIVITIES
     Net cash provided by (used in) operating activities               $     12,437         $       (347)
                                                                       ------------         ------------
INVESTING ACTIVITIES
     Proceeds from sale of property, plant and equipment                         29                   --
     Purchase of property, plant and equipment, net                          (2,561)              (6,528)
     Product line acquisitions                                               (2,730)                  --
                                                                       ------------         ------------
     Net cash used in investing activities                                   (5,262)              (6,528)
                                                                       ------------         ------------
FINANCING ACTIVITIES
     Net (Repayments)/Proceeds from debt issue costs                             --                 (192)
     Net (Repayments)/Proceeds from revolving credit facility                (6,200)               9,600
     Net (Repayments)/Proceeds from senior term loans                        (2,600)              (2,900)
     Purchase of treasury stock                                                 (75)                  --
                                                                       ------------         ------------
     Net cash provided by (used in) financing activities                     (8,875)               6,508
                                                                       ------------         ------------
NET DECREASE IN
   CASH AND CASH EQUIVALENTS                                                 (1,700)                (367)
Cash and cash equivalents at beginning of period                              2,027                1,753
                                                                       ============         ============
Cash and cash equivalents at end of period                             $        327         $      1,386
                                                                       ============         ============


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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries


                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

The accompanying unaudited interim condensed consolidated financial statements of Communications & Power Industries Holding Corporation ("Holding") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted and, accordingly, these financial statements should be read in conjunction with the financial statements and the notes thereto contained in Holding's October 3, 1997 Annual Report on Form 10-K. Management believes that these unaudited interim condensed financial statements contain all adjustments, all of which are of a normal, recurring nature, necessary to a fair statement of the results for the interim period presented. The results for the interim periods reported are not necessarily indicative of the results for the full fiscal year 1998.

During the quarter ended April 3, 1998, CPI paid preferred dividends on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 7,128 additional shares of its Senior Redeemable Preferred Stock and 4,752 shares of its Junior Preferred Stock, respectively. During the first half ended April 3, 1998, the Company paid preferred dividends through the issuance of 14,015 shares of its Senior Redeemable Preferred Stock and 9,344 shares of its Junior Preferred Stock.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Orders during the second quarter of Fiscal 1998 were $81.6 million as compared to $75.5 million for the second quarter of Fiscal 1997, an increase of 8.2%. Orders during the first six months of Fiscal 1997 were $143.8 million, an increase of $2.0 million, or 1.4%, over the comparable period in the prior fiscal year. However, incoming order levels fluctuate significantly on a quarterly basis and a particular quarter's order rate may not be indicative of future order levels. In addition, the Company's sales are highly dependent upon manufacturing scheduling, performance and shipments and, accordingly, it is not possible to accurately predict when these orders will be recognized as sales.

As of April 3, 1998, the Company had order backlog of $184.3 million, representing approximately eight months of sales, compared to order backlog of $173.2 million as of April 4, 1997.

Sales for the second quarter of Fiscal 1998 were $68.8 million compared to $63.9 million for the same period in Fiscal 1997, an increase of 7.7% due primarily to increased demand for products used in radar applications. Sales for the first six months of Fiscal 1998 were $126.2 million compared to $119.2 million for the first six months of Fiscal 1997. This increase of $7.0 million for the first six months, or 5.9%, was, as mentioned above, primarily the result of increased demand for products used in the radar market, but also resulted from progress being made on a number of product development contracts and improved production uniformity since the first half of Fiscal 1998 was not disrupted by consolidation efforts that negatively impacted the first half of Fiscal 1997.

In terms of markets, the sales increase for the first six months of Fiscal 1998 was reflected in higher sales to four of the Company's six markets, with a slight decline in sales of products to the industrial and scientific markets. In the communications market, sales were $58.1 million, or 46.0% of total sales, compared to $55.1 million, or 46.2% of total sales, in the first six months of Fiscal 1997. Communications sales were up by $3.0 million, or 5.4%, primarily due to demand for amplifier products in the area of satellite communications. Sales to the radar market, the Company's second largest market, were $40.7 million, or 32.2% of total sales, during the first six months of Fiscal 1998 compared to $38.1 million, or 32.0% of total sales, during the same period in Fiscal 1997. This increase of $2.6 million, or 6.7%, was the result of increased demand over the past eighteen months for logistic spares and receipt of funding for several large upgrade programs. Sales to the Company's other four markets (electronic countermeasures, industrial, medical and scientific) were $27.4 million, or 21.7% of total sales, in the first six months of Fiscal 1998 compared to $26.0 million, or 21.8% of total sales, in the first six months of Fiscal 1997.

Gross profit was $18.0 million, or 26.2% of sales, in the second quarter of Fiscal 1998 compared to $17.8 million, or 27.8% of sales, in the second quarter of Fiscal 1997 as higher volume was offset by changes in product mix. Gross profit for the first six months of Fiscal 1998 was $32.7 million, or 25.9% of sales compared to $30.6 million, or 25.7% of sales, over the comparable period in Fiscal 1997. This increase of $2.1 million, or 6.7% was the result of additional sales volume and improvements from consolidation efforts partially offset by an increase in depreciation (approximately $.7 million, or 20%, higher in the first half of Fiscal 1998 than in the same time period in Fiscal 1997) and lower margins on several new product development contracts.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

Operating costs and expenses were $10.7 million for the second quarter of Fiscal 1998, as compared to $10.0 million for the second quarter of Fiscal 1997. Although operating costs and expenses as a percentage of sales remained flat at 15.6% between the two time periods, the mix between marketing and general and administrative costs changed somewhat. During the second quarter of Fiscal 1998, marketing costs decreased $.6 million compared to the second quarter of Fiscal 1997 as the result of specific cost reduction efforts in both the Company's domestic and international field sales offices and the impact of favorable currency valuation rates in Europe. This was offset, however, by higher general and administrative costs of $1.3 million primarily related to recent product line acquisition activity, software upgrade costs that address Year 2000 compliance at the Company's Massachusetts facility and a $.4 million bad debt reserve established due to economic problems in Indonesia affecting the collectibility of a receivable from an Indonesian customer. Operating costs and expenses for the first six months of Fiscal 1998 were $20.4 million compared to $19.4 million for the first six months of Fiscal 1997 but, again, as a percentage of sales, both were consistent at 16.2%. During the first half of Fiscal 1998, lower marketing costs of $.8 million were offset by $1.8 million of higher general and administrative costs as a result of the second quarter issues mentioned above plus higher management incentive accruals due to improved year-to-date performance and the fact that the first quarter of Fiscal 1997 was favorably impacted by the sale of a small product line.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA")(1) for the second quarter of Fiscal 1998 was $10.2 million, or 14.8% of sales, compared to $10.2 million, or 15.9% of sales, for the second quarter of Fiscal 1997. EBITDA for the first six months of Fiscal 1998 was $17.8 million, or 14.1% of sales, compared to $15.8 million, or 13.3% of sales, for the same time period in Fiscal 1997. This improvement was, as mentioned above, related to higher volume and efficiencies resulting from consolidation efforts.



LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities for the first six months of Fiscal 1998 were $12.4 million, an increase of $12.7 million from the $.3 million used by operating activities during the first six months of Fiscal 1997. The primary reasons for this increase in cash were improved earnings, decreased levels of current operating assets and increases to accounts payable and accrued expenses. In the first six months of Fiscal 1997, the timing of payments required for payroll, supplemental property taxes and interest payments consumed cash of $7.0 million compared to providing cash of $1.2 million in the first six months of Fiscal 1998. Inventory levels have also been more stable in the first half of Fiscal 1998 consuming only $2.3 million of cash, offset by a $2.0 million increase in accounts payable, compared to inventory changes in the first half of Fiscal 1997 that consumed $5.0 million of cash, only partially offset by a $1.1 million increase in accounts payable. Overall, operating activities funded $8.8 million of repayments against the Company's revolving credit facility and senior term loans during the first half of Fiscal 1998.

--------

(1) EBITDA is presented because some investors may use it as a financial indicator of the ability to service or incur indebtedness. EBITDA should not be considered as an alternative to net earnings (loss), as a measure of operating results, cash flows or liquidity.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

Cash flows used by investing activities were comprised of expenditures for property and equipment as well as product line enhancement. During the first six months of Fiscal 1998, the Company invested $2.6 million in new capital equipment compared to $6.5 million spent in the first half of Fiscal 1997. This capital expenditure reduction of $3.9 million was anticipated by the Company and was primarily related to completing consolidation efforts in Fiscal 1997. Also during the first half of Fiscal 1998, the Company invested $2.7 million in two small product line acquisitions to add to products currently being manufactured in the Company's Beverly, Massachusetts and Palo Alto, California facilities.

Non-cash financing activities during the first six months of Fiscal 1998 included $.9 million of purchases under capital leases. These purchases were related to the implementation of a new business enterprise system that is part of the Company's overall plan to address "Year 2000" issues.

The Company's current primary source of liquidity, other than funds generated from operations, is the $35.0 million revolving credit facility provided under its senior credit agreement (of which $11.9 million was available as of May 1, 1998). Management believes that the Company will have adequate capital resources and liquidity (including cash flow from operations and borrowing under its revolving credit facility) to meet its obligations, fund all required capital expenditures and pursue its business strategy for the foreseeable future and, in any event, for the next 12 months.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are being filed as part of this report:

        27.1    Financial Data Schedule (Communications & Power Industries,
                Inc.)

        27.2 Financial Data Schedule (Communications & Power Industries Holding Corporation)

(b) Reports on Form 8-K:

    No reports were filed on Form 8-K during the quarter ended April 3, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         COMMUNICATIONS & POWER INDUSTRIES, INC.

                         By:                  /s/ Al D. Wilunowski
                            ---------------------------------------------------
                                              Al D. Wilunowski
                                    Chief Executive Officer and President
                                             Date:  May 13, 1998

                         By:                   /s/ Lynn E. Harvey
                            ---------------------------------------------------
                                               Lynn E. Harvey
                              Chief Financial Officer, Treasurer and Secretary
                                (Principal Financial and Accounting Officer)
                                            Date:  May 13, 1998