Form 10-Q
period 1998-07-03
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORP; COMMUNICATIONS & POWER INDUSTRIES INC
filed 1998-08-17
CIK 1000654, 1000564

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended July 3, 1998
                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from__________________to _________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the Registrant's classes of Common Stock, as of the latest practicable date: COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION: 198,770 SHARES OF COMMON STOCK, $.01 PAR VALUE, AT JULY 3, 1998. COMMUNICATIONS & POWER INDUSTRIES, INC.: 1 SHARE OF COMMON STOCK, $.01 PAR VALUE, AT JULY 3, 1998.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)



PART 1:       FINANCIAL INFORMATION

                     COMMUNICATIONS & POWER INDUSTRIES, INC.

     Consolidated Condensed Balance Sheets, July 3, 1998 (unaudited) and
     October 3, 1997..................................................................  2

     Consolidated Condensed Statements of Operations, 13-week period ended
     July 3, 1998 (unaudited) and 13-week period ended July 4, 1997 (unaudited).......  3

     Consolidated Condensed Statements of Operations, 39-week period ended
     July 3, 1998 (unaudited) and 40-week period ended July 4, 1997 (unaudited).......  4

     Consolidated Condensed Statements of Cash Flows, 39-week period ended
     July 3, 1998 (unaudited) and 40-week period ended July 4, 1997 (unaudited).......  5

     Notes to Consolidated Condensed Financial Statements (unaudited).................  6

     Management's Discussion and Analysis of Financial Condition and Results
     of Operations (unaudited)........................................................  12

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION

     Consolidated Condensed Balance Sheets, July 3, 1998 (unaudited) and
     October 3, 1997..................................................................  7

     Consolidated Condensed Statements of Operations, 13-week period ended
     July 3, 1998 (unaudited) and 13-week period ended July 4, 1997 (unaudited).......  8

     Consolidated Condensed Statements of Operations, 39-week period ended
     July 3, 1998 (unaudited) and 40-week period ended July 4, 1997 (unaudited).......  9

     Consolidated Condensed Statements of Cash Flows, 39-week period ended
     July 3, 1998 (unaudited) and 40-week period ended July 4, 1997 (unaudited).......  10

     Notes to Consolidated Condensed Financial Statements (unaudited).................  11

     Management's Discussion and Analysis of Financial Condition and Results
     of Operations (unaudited)........................................................  12

PART II:      OTHER INFORMATION

     Other Information ...............................................................  14

SIGNATURES............................................................................  15

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (in thousands-unaudited)

                                                              July 3,        October 3,
                                                               1998             1997
                                                            ---------        ---------
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                               $   2,283        $   2,027
    Accounts receivable, net                                   46,850           52,326
    Inventories                                                55,871           50,750
    Deferred taxes                                              7,133            7,133
    Other current assets                                          653            1,221
                                                            ---------        ---------
Total current assets                                          112,790          113,457
Property, plant, and equipment, net                            78,074           79,994
Goodwill, net                                                  23,593           24,144
Debt issue costs, net                                           6,781            7,893
Deferred taxes                                                 11,920           11,908
Other assets                                                    1,913               --
                                                            ---------        ---------
Total assets                                                $ 235,071        $ 237,396
                                                            =========        =========
                             LIABILITIES, REDEEMABLE
                           PREFERRED STOCK AND EQUITY
CURRENT LIABILITIES
    Revolving credit facility                               $  15,700        $  22,800
    Current portion of term loans                               6,200            5,700
    Current portion of capital leases                             351               --
    Accounts payable - trade                                   11,012           10,419
    Accrued expenses                                           20,323           15,088
    Product warranty                                            3,625            4,211
    Income taxes payable                                       12,511           11,975
    Advance payments from customers                             1,923            2,797
                                                            ---------        ---------
Total current liabilities                                      71,645           72,990
Senior term loans                                              25,300           29,950
Senior subordinated notes                                     100,000          100,000
Obligations under capital leases                                2,406            1,584
                                                            ---------        ---------
Total liabilities                                             199,351          204,524
                                                            ---------        ---------
SENIOR REDEEMABLE PREFERRED STOCK                              19,866           17,566
                                                            ---------        ---------
Commitments and contingencies
STOCKHOLDERS' EQUITY:
    Junior Preferred Stock                                          1                1
    Common Stock                                                   --               --
    Additional paid-in capital                                 33,542           32,143
    Accumulated deficit                                       (16,588)         (15,738)
    Less stockholder loans                                     (1,101)          (1,100)
                                                            ---------        ---------
Net stockholders' equity                                       15,854           15,306
                                                            ---------        ---------
Total liabilities, redeemable
    preferred stock and equity                              $ 235,071        $ 237,396
                                                            =========        =========



See accompanying notes to the unaudited interim consolidated condensed financial statements.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)


                             CONSOLIDATED CONDENSED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)


                                                    13-Week         13-Week
                                                  period ended    period ended
                                                    July 3,         July 4,
                                                     1998            1997
                                                   --------        --------
 Sales                                             $ 64,450        $ 66,198
 Cost of sales                                       48,702          46,754
                                                   --------        --------
 Gross profit                                        15,748          19,444
                                                   --------        --------
 Operating costs and expenses:
      Research and development                        1,687           1,941
      Marketing                                       5,065           4,783
      General and administrative                      3,192           3,758
                                                   --------        --------
 Total operating costs and expenses                   9,944          10,482
                                                   --------        --------
 Operating income                                     5,804           8,962
 Interest expense                                     4,399           4,753
                                                   --------        --------
 Earnings before taxes                                1,405           4,209
 Income tax expense                                     527             463
                                                   --------        --------
 Net earnings                                           878           3,746

Preferred dividends:
     Senior Redeemable Preferred Stock                  738             643
     Junior Preferred Stock                             492             429
                                                   --------        --------
(Loss)/earnings attributable to common stock       $   (352)       $  2,674
                                                   ========        ========



See accompanying notes to the unaudited consolidated condensed financial statements.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)


                             CONSOLIDATED CONDENSED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)


                                                    39-Week         40-Week
                                                  period ended    period ended
                                                     July 3,         July 4,
                                                      1998             1997
                                                   ---------        ---------
 Sales                                             $ 190,625        $ 185,389
 Cost of sales                                       142,181          135,316
                                                   ---------        ---------
 Gross profit                                         48,444           50,073
                                                   ---------        ---------
 Operating costs and expenses:
      Research and development                         5,406            5,665
      Marketing                                       14,397           14,871
      General and administrative                      10,521            9,313
                                                   ---------        ---------
 Total operating costs and expenses                   30,324           29,849
                                                   ---------        ---------
 Operating income                                     18,120           20,224
 Interest expense                                     13,520           14,245
                                                   ---------        ---------
 Earnings before taxes                                 4,600            5,979
 Income tax expense                                    1,725              658
                                                   ---------        ---------
 Net earnings                                          2,875            5,321

Preferred dividends:
     Senior Redeemable Preferred Stock                 2,140            1,864
     Junior Preferred Stock                            1,426            1,243
                                                   ---------        ---------
(Loss)/earnings attributable to common stock       $    (691)       $   2,214
                                                   =========        =========



See accompanying notes to the unaudited consolidated condensed financial statements.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)



                             CONSOLIDATED CONDENSED
                            STATEMENTS OF CASH FLOWS
                           (in thousands - unaudited)

                                                                       39-Week        40-Week
                                                                    period ended    period ended
                                                                       July 3,         July 4,
                                                                        1998            1997
                                                                      --------        --------
OPERATING ACTIVITIES
      Net cash provided by (used in) operating activities             $ 18,592        $  5,677
                                                                      --------        --------
INVESTING ACTIVITIES
      Proceeds from sale of property, plant and equipment                   29              --
      Purchase of property, plant and equipment, net                    (4,387)         (7,937)
      Product lines acquisitions                                        (2,730)             --
      (Increase) decrease in other non current assets                       (1)             --
                                                                      --------        --------
      Net cash used in investing activities                             (7,089)         (7,937)
                                                                      --------        --------
FINANCING ACTIVITIES
      Net (Repayments)/Proceeds from debt issue costs                       --            (193)
      Net (Repayments)/Proceeds from  revolving credit facility         (7,100)          6,900
      Net (Repayments)/Proceeds from senior term loans                  (4,150)         (3,950)
      Net (Repayments)/Proceeds from stockholder loans                      30              --
      Purchase of treasury stock                                          (723)            (15)
      Issuance of treasury stock                                           696              --
                                                                      --------        --------
      Net cash provided by (used in) financing activities              (11,247)          2,742
                                                                      --------        --------
NET DECREASE IN
   CASH AND CASH EQUIVALENTS                                               256             482
Cash and cash equivalents at beginning of period                         2,027           1,753
                                                                      --------        --------
Cash and cash equivalents at end of period                            $  2,283        $  2,235
                                                                      ========        ========



See accompanying notes to the unaudited consolidated condensed financial statements.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)


                         NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

The accompanying unaudited consolidated condensed financial statements of Communications & Power Industries, Inc. ("CPI") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted and, accordingly, these financial statements should be read in conjunction with the financial statements and the notes thereto contained in CPI's October 3, 1997 Annual Report on Form 10-K. Management believes that these unaudited interim condensed financial statements contain all adjustments, all of which are of a normal, recurring nature, necessary to present fairly the financial position of CPI, and its results of operations and cash flows, for the interim period presented. The results for the interim periods reported are not necessarily indicative of the results for the full fiscal year 1998.

During the quarter ended July 3, 1998, CPI paid preferred stock dividends on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 7,378 additional shares of its Senior Redeemable Preferred Stock and 4,919 shares of its Junior Preferred Stock, respectively. During the nine months ended July 3, 1998, the Company paid preferred stock dividends through the issuance of 21,393 shares of its Senior Redeemable Preferred Stock and 14,263 shares of its Junior Preferred Stock.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries


                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (in thousands-unaudited)


                                                                July 3,        October 3,
                                                                 1998             1997
                                                               ---------        ---------
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                  $   2,283        $   2,027
    Accounts receivable, net                                      46,850           52,326
    Inventories                                                   55,871           50,750
    Deferred taxes                                                 7,133            7,133
    Other current assets                                             653            1,221
                                                               ---------        ---------
Total current assets                                             112,790          113,457
Property, plant, and equipment, net                               78,074           79,994
Goodwill, net                                                     23,593           24,144
Debt issue costs, net                                              6,781            7,893
Deferred taxes                                                    11,920           11,908
Other assets                                                       1,913               --
                                                               ---------        ---------
Total assets                                                   $ 235,071        $ 237,396
                                                               =========        =========
LIABILITIES, REDEEMABLE PREFERRED STOCK
PREFERRED STOCK OF SUBSIDIARY AND EQUITY
CURRENT LIABILITIES
    Revolving credit facility                                  $  15,700        $  22,800
    Current Portion of term loans                                  6,200            5,700
    Current Portion of capital leases                                351               --
    Accounts payable - trade                                      11,012           10,419
    Accrued expenses                                              20,323           15,088
    Product warranty                                               3,625            4,211
    Income taxes payable                                          12,511           11,975
    Advance payments from customers                                1,923            2,797
                                                               ---------        ---------
Total current liabilities                                         71,645           72,990
Senior term loans                                                 25,300           29,950
Senior subordinated notes                                        100,000          100,000
Obligations under capital leases                                   2,406            1,584
                                                               ---------        ---------
Total liabilities                                                199,351          204,524
                                                               ---------        ---------
SENIOR REDEEMABLE PREFERRED STOCK OF SUBSIDIARY                   19,866           17,566
                                                               ---------        ---------
JUNIOR PREFERRED STOCK OF SUBSIDIARY                              13,891           12,465
                                                               ---------        ---------

STOCKHOLDERS' EQUITY:
    Common Stock                                                       2                2
    Additional paid-in capital                                    19,650           19,677
    Accumulated deficit                                          (16,588)         (15,738)
    Less stockholder loans                                        (1,101)          (1,100)
                                                               ---------        ---------
Net stockholders' equity                                           1,963            2,841
                                                               ---------        ---------
Total liabilities, redeemable preferred stock, preferred
    stock of subsidiary and equity                             $ 235,071        $ 237,396
                                                               =========        =========


See accompanying notes to the unaudited consolidated condensed financial statements.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries


                             CONSOLIDATED CONDENSED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)

                                                    13-Week         13-Week
                                                  period ended    period ended
                                                    July 3,         July 4,
                                                     1998            1997
                                                   --------        --------
 Sales                                             $ 64,450        $ 66,198
 Cost of sales                                       48,702          46,754
                                                   --------        --------
 Gross profit                                        15,748          19,444
                                                   --------        --------
 Operating costs and expenses:
      Research and development                        1,687           1,941
      Marketing                                       5,065           4,783
      General and administrative                      3,192           3,758
                                                   --------        --------
 Total operating costs and expenses                   9,944          10,482
                                                   --------        --------
 Operating income                                     5,804           8,962
 Interest expense                                     4,399           4,753
                                                   --------        --------
 Earnings before taxes                                1,405           4,209
 Income tax expense                                     527             463
                                                   --------        --------
 Net earnings                                           878           3,746

Preferred dividends:
     Senior Redeemable Preferred Stock                  738             643
     Junior Preferred Stock                             492             429
                                                   --------        --------
(Loss)/earnings attributable to common stock       $   (352)       $  2,674
                                                   ========        ========



See accompanying notes to the unaudited consolidated condensed financial statements.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries


                             CONSOLIDATED CONDENSED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)


                                                     39-Week         40-Week
                                                  period ended     period ended
                                                     July 3,         July 4,
                                                      1998             1997
                                                   ---------        ---------
 Sales                                             $ 190,625        $ 185,389
 Cost of sales                                       142,181          135,316
                                                   ---------        ---------
 Gross profit                                         48,444           50,073
                                                   ---------        ---------
 Operating costs and expenses:
      Research and development                         5,406            5,665
      Marketing                                       14,397           14,871
      General and administrative                      10,521            9,313
                                                   ---------        ---------
 Total operating costs and expenses                   30,324           29,849
                                                   ---------        ---------
 Operating income                                     18,120           20,224
 Interest expense                                     13,520           14,245
                                                   ---------        ---------
 Earnings before taxes                                 4,600            5,979
 Income tax expense                                    1,725              658
                                                   ---------        ---------
 Net earnings                                          2,875            5,321

Preferred dividends:
     Senior Redeemable Preferred Stock                 2,140            1,864
     Junior Preferred Stock                            1,426            1,243
                                                   ---------        ---------
(Loss)/earnings attributable to common stock       $    (691)       $   2,214
                                                   =========        =========




See accompanying notes to the unaudited consolidated condensed financial statements.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries


                             CONSOLIDATED CONDENSED
                            STATEMENTS OF CASH FLOWS
                           (in thousands - unaudited)


                                                                     39-Week        40-Week
                                                                  period ended    period ended
                                                                      July 3,        July 4,
                                                                       1998            1997
                                                                     --------        --------
OPERATING ACTIVITIES
      Net cash provided by (used in) operating activities            $ 18,592        $  5,677
                                                                     --------        --------
INVESTING ACTIVITIES
      Proceeds from sale of property, plant and equipment                  29              --
      Purchase of property, plant and equipment, net                   (4,387)         (7,937)
      Product line acquisitions                                        (2,730)             --
      (Increase) decrease in other non current assets                      (1)             --
                                                                     --------        --------
      Net cash used in investing activities                            (7,089)         (7,937)
                                                                     --------        --------
FINANCING ACTIVITIES
      Net (Repayments)/Proceeds from debt issue costs                      --            (193)
      Net (Repayments)/Proceeds from stockholder loans                     30              --
      Net (Repayments)/Proceeds from revolving credit facility         (7,100)          6,900
      Net (Repayments)/Proceeds from senior term loans                 (4,150)         (3,950)
      Purchase of treasury stock                                         (723)            (15)
      Issuance of treasury stock                                          696              --
                                                                     --------        --------
      Net cash provided by (used in) financing activities             (11,247)          2,742
                                                                     --------        --------
NET DECREASE IN
   CASH AND CASH EQUIVALENTS                                              256             482
Cash and cash equivalents at beginning of period                        2,027           1,753
                                                                     --------        --------
Cash and cash equivalents at end of period                           $  2,283        $  2,235
                                                                     ========        ========



See accompanying notes to the unaudited consolidated condensed financial statements.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries


                         NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

The accompanying unaudited condensed consolidated financial statements of Communications & Power Industries Holding Corporation ("Holding") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted and, accordingly, these financial statements should be read in conjunction with the financial statements and the notes thereto contained in Holding's October 3, 1997 Annual Report on Form 10-K. Management believes that these unaudited interim condensed financial statements contain all adjustments, all of which are of a normal, recurring nature, necessary to present fairly the financial position of Holding, and its results of operations and cash flows, for the interim period presented. The results for the interim periods reported are not necessarily indicative of the results for the full fiscal year 1998.

During the quarter ended July 3, 1998, CPI paid preferred stock dividends on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 7,378 additional shares of its Senior Redeemable Preferred Stock and 4,919 shares of its Junior Preferred Stock, respectively. During the nine months ended July 3, 1998, the Company paid preferred stock dividends through the issuance of 21,393 shares of its Senior Redeemable Preferred Stock and 14,263 shares of its Junior Preferred Stock.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Orders during the third quarter of Fiscal 1998 were $53.4 million as compared to $74.1 million for the third quarter of Fiscal 1997, a decrease of 27.9% primarily related to the economic issues currently being faced by certain Far East customers and domestic OEM's that sell to the Far East. Orders during the first nine months of Fiscal 1998 were $197.2 million, a decrease of $18.6 million, or 8.6% below the comparable period in the prior fiscal year. However, incoming order levels fluctuate significantly on a quarterly basis and a particular quarter's order rate may not be indicative of future order levels. In addition, the Company's sales are highly dependent upon manufacturing scheduling, performance and shipments and, accordingly, it is not possible to accurately predict when these orders will be recognized as sales.

As of July 3, 1998, the Company had order backlog of $168.5 million, representing approximately eight months of sales, compared to order backlog of $180.9 million as of July 4, 1997.

Sales for the third quarter of Fiscal 1998 were $64.5 million compared to $66.2 million for the same period in Fiscal 1997, a decrease of 2.6%, primarily due to the timing of customer-defined delivery schedules. Sales for the first nine months of Fiscal 1998 were $190.6 million compared to $185.4 million for the first nine months of Fiscal 1997. This increase of $5.2 million, or 2.8%, was primarily the result of increased demand for products used in the radar market and the successful transition of new transmitter product from development into production.

In terms of markets, the sales increase for the first nine months of Fiscal 1998 was reflected in higher sales of products to the radar, electronic countermeasures and medical markets of $7.7 million, $2.2 million and $1.1 million, respectively, partially offset by slight declines in the Company's other three markets. In the communications market, the Company's largest market, sales were $85.6 million, or 44.9% of total sales, compared to $88.8 million, or 47.9% of total sales, in the first nine months of Fiscal 1997. Communications sales were down by $3.2 million, or 3.6%, primarily due to temporary weakness in Asian markets, the completion of a major military satcom program and delays in the procurement process of products identified for use in the wireless communications market. Sales to the radar market, the Company's second largest market, were $64.3 million, or 33.7% of total sales, during the first nine months of Fiscal 1998 compared to $56.6 million, or 30.5% of total sales, during the same period in Fiscal 1997. This increase of $7.7 million, or 13.6%, was the result of increased demand for logistic spares and receipt of funding for several large upgrade programs. Sales to the Company's other four markets (electronic countermeasures, industrial, medical and scientific) were $40.7 million, or 21.4% of total sales, in the first nine months of Fiscal 1998 compared to $40.0 million, or 21.6% of total sales, in the first nine months of Fiscal 1997.

Gross profit was $15.7 million, or 24.4% of sales, in the third quarter of Fiscal 1998 compared to $19.4 million, or 29.4% of sales, in the third quarter of Fiscal 1997 due to the lower sales volume mentioned above, lower margins realized on the development and initial production of new products and higher depreciation costs. Gross profit for the first nine months of Fiscal 1998 was $48.4 million, or 25.4% of sales compared to $50.1 million, or 27.0% of sales, over the comparable period in Fiscal 1997. This

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

decrease of approximately $1.6 million, or 3.3% was primarily the result of an increase in depreciation (approximately $1.0 million, or 17.4%, higher in the first nine months of Fiscal 1998 than in the same time period in Fiscal 1997) and lower margins on several new product development contracts partially offset by higher sales volume.

Operating costs and expenses were $9.9 million, or 15.4% of sales for the third quarter of Fiscal 1998, as compared to $10.5 million, or 15.8%, for the third quarter of Fiscal 1997. Operating costs and expenses decreased between the two time periods primarily due to accrual rates for the Company's management incentive plan and the impact of favorable currency valuation rates in Europe. Operating costs and expenses for the first nine months of Fiscal 1998 were $30.3 million, or 15.9% of sales, compared to $29.8 million, or 16.1% of sales, for the first nine months of Fiscal 1997. During the first nine months of Fiscal 1998, operating costs increased by $0.5 million as $1.2 million of higher general and administrative costs were partially offset by lower marketing and research and development costs. The increase in general and administrative expenses was primarily related to higher goodwill amortization from a product line acquisition completed in the first quarter of Fiscal 1998, software upgrade costs that address Year 2000 compliance at the Company's Massachusetts facility and a $0.4 million increase in the Company's bad debt provision required due to economic problems in Indonesia affecting the collectibility of a customer receivable, along with the fact that the first quarter of Fiscal 1997 was favorably impacted by the sale of a small product line

Earnings before interest, income taxes, depreciation and amortization ("EBITDA")(1) for the third quarter of Fiscal 1998 was $8.8 million, or 13.6% of sales, compared to $11.4 million, or 17.2% of sales, for the third quarter of Fiscal 1997. EBITDA for the first nine months of Fiscal 1998 was $26.6 million, or 13.9% of sales, compared to $27.3 million, or 14.7% of sales, for the same time period in Fiscal 1997. EBITDA declined by $0.7 million, or 2.5%, due primarily to product mix and slightly lower margins on new development contract as mentioned above.



LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities for the first nine months of Fiscal 1998 were $18.6 million, an increase of $12.9 million from the $5.7 million provided by operating activities during the first nine months of Fiscal 1997. Cash flow increased in spite of a slight decline in earnings due to improvement in the timing of receivable collections and increased levels of accounts payable that correspond to an increased level of inventory. Also in the first nine months of Fiscal 1997, accrued expenses and the timing of payments required for payroll, supplemental property taxes and interest payments consumed cash of $2.4 million compared to providing cash of $5.3 million in the first nine months of Fiscal 1998. Overall, operating activities funded $11.2 million of repayments against the Company's revolving credit facility and senior term loans during the first nine months of Fiscal 1998.




----------
(1) EBITDA is presented because some investors may use it as a financial indicator of the ability to service or incur indebtedness. EBITDA should not be considered as an alternative to net earnings (loss), as a measure of operating results, cash flows or liquidity.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)



Cash flows used by investing activities were comprised of expenditures for property and equipment as well as product line enhancement. During the first nine months of Fiscal 1998, the Company invested $4.4 million in new capital equipment compared to $7.9 million spent during the same time period in Fiscal 1997. This capital expenditure reduction of $3.5 million was anticipated by the Company and was primarily related to completing consolidation efforts in Fiscal 1997. Also during Fiscal 1998, the Company invested $2.7 million in two small product line acquisitions to add to products currently being manufactured in the Company's Beverly, Massachusetts and Palo Alto, California facilities.

Non-cash financing activities during the first nine months of Fiscal 1998 included $1.2 million of purchases under capital leases. These purchases were related to the implementation of a new business enterprise system that is part of the Company's overall plan to address "Year 2000" issues.

The Company's current primary source of liquidity, other than funds generated from operations, is the $35.0 million revolving credit facility provided under its senior credit agreement (of which $17.1 million was available as of July 31, 1998). Management believes that the Company will have adequate capital resources and liquidity (including cash flow from operations and borrowing under its revolving credit facility) to meet its obligations, fund all required capital expenditures and pursue its business strategy for the foreseeable future and, in any event, for the next 12 months.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are being filed as part of this report:

     27.1   Financial Data Schedule (Communications & Power Industries, Inc.)

     27.2 Financial Data Schedule (Communications & Power Industries Holding Corporation)

(b) Reports on Form 8-K:

     No reports were filed on Form 8-K during the quarter ended July 3, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             COMMUNICATIONS & POWER INDUSTRIES, INC.

                             By:              /s/ Al D. Wilunowski
                                -----------------------------------------------
                                                  Al D. Wilunowski
                                       Chief Executive Officer and President
                                              Date:  August 12, 1998

                             By:           /s/ Lynn E. Harvey
                                -----------------------------------------------
                                               Lynn E. Harvey
                                Chief Financial Officer, Treasurer and Secretary
                                  (Principal Financial and Accounting Officer)
                                              Date:  August 12, 1998

                               INDEX TO EXHIBITS

Exhibit
Number                                Description
-------                               -----------
 27.1        Financial Data Schedule (Communications & Power Industries, Inc.)

 27.2        Financial Data Schedule (Communications & Power Industries Holding
             Corporation)