Form 10-K405
period 1998-10-02
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORP; COMMUNICATIONS & POWER INDUSTRIES INC
filed 1998-12-30
CIK 1000654, 1000564

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended October 2, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

      Commission File Number: 33-96858-01            Commission File Number: 33-96858
   COMMUNICATIONS & POWER INDUSTRIES HOLDING                   COMMUNICATIONS &
                  CORPORATION                              POWER INDUSTRIES, INC.
 (Exact name of registrant as specified in its    (Exact name of registrant as specified in
                   charter)                                      its charter)

                   DELAWARE                                        DELAWARE

           (State of Incorporation)                        (State of Incorporation)
                  77-0407395                                      77-0405693
     (IRS employer identification number)            (IRS employer identification number)
                607 HANSEN WAY                                  607 HANSEN WAY
       PALO ALTO, CALIFORNIA 94303-1110                PALO ALTO, CALIFORNIA 94303-1110
                (650) 846-2900                                  (650) 846-2900
  (Address, including zip code, and telephone    (Address, including zip code, and telephone
         number, including area code, of               number, including area code, of
   registrant's principal executive offices)      registrant's principal executive offices)
   Securities registered pursuant to Section      Securities registered pursuant to Section
               12(b) of the Act:                              12(b) of the Act:

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

Indicate the number of shares outstanding for each of the Registrant's classes of Common Stock, as of the latest practicable date: COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION: 196,420 SHARES OF COMMON STOCK, $.01 PAR VALUE, AT DECEMBER 1, 1998. COMMUNICATIONS & POWER INDUSTRIES, INC.: 1 SHARE OF COMMON STOCK, $.01 PAR VALUE, AT DECEMBER 1, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                     (None)

                                     PART 1

ITEM 1:    BUSINESS

GENERAL

Communications & Power Industries Holding Corporation ("Holding"), through its wholly owned subsidiary, Communications & Power Industries, Inc. ("CPI", both companies together referred to as the "Company"), is a world leader in the development, manufacture and distribution of components for systems used primarily to generate, amplify and transmit high-power/high-frequency microwave and radio frequency signals. End-use applications of these systems include the transmission and amplification of voice, data and video signals for broadcasting and telecommunications, transmission of radar signals for navigation and location, transmission of false signals for electronic countermeasures (e.g., decoys and signal "jammers") and various other uses in the industrial, medical and scientific markets.

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

Communications & Power Industries, Inc. is a wholly owned subsidiary of Communications & Power Industries Holding Corporation. Both Holding and CPI are Delaware corporations formed in 1995. Prior to August 11, 1995, the Company's operations were part of the Electron Devices Business division (the "Predecessor") of Varian Associates, Inc. ("Varian") and, except as the context may otherwise require, the term the "Company" as used in this Annual Report on Form 10-K refers to both the Company and the Predecessor. The principal executive offices of Holding and CPI are located at 607 Hansen Way, Palo Alto, California 94303 and their telephone number is (650) 846-2900.

PRODUCTS

The Company offers a comprehensive range of microwave and power grid vacuum electronic devices, microwave amplifiers, modulators and various other power supply equipment and devices for use in the communication, radar, electronic countermeasures, industrial, medical and scientific markets. The Company offers over 6,800 products that generally have selling prices from $2,000 to $50,000, with certain products ranging in price up to $1,000,000. These products are consumable and have a finite life based upon hours of usage, operating environment and application. Certain of the Company's products are sold in more than one market depending on the specific power and frequency requirements of the end-user and the physical operating conditions of the environment in which the vacuum electronic device will be located.

Specific products that the Company offers include:

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

MARKETS

The Company operates in six different markets:

- Communications Market - The communications market is comprised of applications for satellite communications ("satcom") and broadcast sectors. In this market, the Company's products generate, amplify and transmit signals and data within an overall communication system. Sales in the communications market were $118.8 million in Fiscal 1998 compared to $122.5 million in Fiscal 1997 and $118.4 million in Fiscal 1996.

- Radar Market - The radar market includes microwave and power grid vacuum electronic devices, amplifiers and related equipment for air, ground and shipboard radar systems. The Company's vacuum electronic devices have been an integral component of radar systems for over five decades. Sales in the radar market were $87.4 million in Fiscal 1998 compared to $75.4 million in Fiscal 1997 and $74.6 million for Fiscal 1996.

- Electronic Countermeasures Market - The electronic countermeasures market utilizes microwave vacuum electronic devices for systems that provide protection for ships, aircraft and high-value land targets against radar-guided munitions. Sales in the electronic countermeasures market were $12.1 million, $11.8 million, and $17.2 million in Fiscal 1998, Fiscal 1997, and Fiscal 1996, respectively.

- Industrial Market - The industrial market includes applications for a wide range of systems used for materials processing, instrumentation and voltage generation. Sales in this market were $19.4 million, $21.9 million and $27.2 million in Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively.

- Medical Market - The Company participates in the diagnostic and treatment sectors of the medical market. In the diagnostic market, the Company provides X-ray generators, including state-of-the-art, high-efficiency, lightweight power supplies and modern digital-based consoles for diagnostic equipment. In the treatment market, the Company provides microwave generators (klystrons) for high-end cancer therapy machines. Sales in this market were $18.8 million, $17.6 million and $16.3 million in Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively.

- Scientific Market - The scientific market consists primarily of equipment utilized in reactor fusion programs and accelerators for high-energy particle physics, referred to as "Big Science." Sales in the scientific market were $4.2 million, $4.2 million and $3.7 million in Fiscal 1998, Fiscal 1997 and Fiscal 1996.

The Company's products have applications among both commercial and government customers. The commercial sector represents all sales for which the U.S. Government is not the end-user. However, the end-user markets identified above are not categorized based upon whether they consist entirely of sales into commercial or government sectors. Therefore, sales in any one of the Company's markets may consist of sales to either commercial customers, the U.S. Government, or both. The commercial sector contributed approximately $201.4 million, or 77.3%, of the Company's total sales in Fiscal 1998 compared to approximately $190.1 million, or 75.0%, in Fiscal 1997 and $187.9 million, or 73.0%, in Fiscal 1996. U.S. Government sales, both direct and through original equipment manufacturers ("OEMs"), contributed approximately $59.3 million, or 22.7%, of the Company's total sales in Fiscal 1998 compared to approximately $63.3 million, or 25.0%, in Fiscal 1997 and $69.5 million, or 27.0%, in Fiscal 1996. These percentages reflect the Company's development of products for the commercial marketplace. Since the late 1980s, the United States defense budget has been shrinking; however, based on a stable trend of order receipts for spares and upgrades from Fiscal 1995 to Fiscal 1998, management expects that U.S. Government and defense-related end-users will continue to provide a steady source of revenue.

In Fiscal 1998, approximately 61.5% of sales were derived from U.S. customers, while approximately 38.5% were derived from international customers compared to Fiscal 1997 where approximately 68.4% of sales were derived from the U.S. and approximately 31.6% were from international customers. However, many domestic OEMs, primarily those in the satellite communications market, export their products, and management believes that some percentage of the Company's sales to U.S. customers ultimately have international end-users. Excluding sales to the U.S. Government, no single customer accounted for more than 5% of the Company's total sales in Fiscal 1998, Fiscal 1997 or Fiscal 1996.

SALES, MARKETING AND SERVICE

As of October 2, 1998, the Company has over 150 direct sales, marketing and technical support professionals representing the largest direct sales, service and technical support organization focused exclusively on high-power/ high-frequency signal generation, amplification and transmission. The Company's sales and service organization is supplemented by outside representatives and a distributor, which service certain lower volume accounts. Each of the Company's sales professionals is responsible for marketing the Company's entire product line. Company sales professionals receive extensive technical training in all of the Company's products, which allows them to provide customers with appropriate technical support, including information on product application and implementation.

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

The Company also has a specialized network of nine factory service centers for the satcom replacement market. These service centers are located in California, New Jersey, Amsterdam, Moscow, Tokyo, Singapore, Nanjing, Jakarta and Calcutta, India.

MANUFACTURING

The Company manufactures over 6,800 products in its six manufacturing locations in North America. The Company has implemented modern manufacturing methodologies based upon "continuous improvement," including JIT materials handling, Demand Flow Technology, Statistical Process Control and Value Managed Relationships with suppliers and customers. The Company has achieved the ISO-9000 international certification standard utilized in the European Community.

Generally, each of the Company's manufacturing units uses similar production processes consisting of product development, purchasing, high level assembly and test. The Company utilizes contract manufacturers whenever possible primarily for its Amplifier products. For vacuum electronic devices, the process starts with procurement of raw material and sub-assemblies from qualified suppliers, who often deliver on a JIT basis. Raw materials are then formed, primarily by machining, cleaning and plating certain parts. These steps utilize statistical process control techniques to assure quality and high production yields. Subassembly is then performed to produce a vacuum envelope, the essential part of a vacuum electronic device. This subassembly process is performed utilizing Demand Flow Technology, which helps to minimize inventory. Vacuum assemblies are processed by pumping the atmosphere from the assemblies while heating the assemblies in a furnace and simultaneously charging them with an electrical current. When this step is complete, final assembly and testing is performed on each product before shipment. The Company has developed sophisticated test programs to assure that each product meets operating specifications.

Certain materials necessary for the manufacture of the Company's products, such as molybdenum, OFHC copper, and some cathodes, are obtained from sole, or a limited group of, suppliers. In addition, prices of these raw materials and key components are subject to fluctuation.

COMPETITION

The industries and markets in which the Company operates are highly competitive. The Company encounters intense competition in most of its business areas from numerous other companies (such as Litton Industries, Inc., English Electric Valve Company (General Electric Company plc), MCL and Thomson CSF, some of which have resources substantially greater than those of the Company. Some of these competitors are also customers of the Company. The Company's ability to compete in its markets depends to a large extent on its ability to provide high quality products with shorter lead times at a lower price than its competitors, and its readiness in facilities, equipment and personnel.

The Company must also continually engage in effective research and development efforts in order to introduce innovative new products for technologically sophisticated customers and markets. There is an inherent risk that advances in existing technology, including solid state technology, or the development of new technology could adversely affect the Company's financial condition and results of operations. Although solid state devices generally serve end-users' low-power requirements more cost effectively and efficiently than microwave vacuum electronic devices, only microwave vacuum electronic devices currently serve high-power/high-frequency demands. The laws of physics limit the ability of solid state technology to efficiently or cost effectively serve the high-power/high-frequency applications of the Company's customers. These applications' extreme operating parameters necessitate heat dissipation capabilities that are satisfied by the Company's products. The Company's management believes that each technology serves its own niche without significant overlap.

BACKLOG

As of October 2, 1998, the Company had an order backlog of $160.8 million, representing approximately seven months of sales compared to order backlog of $169.0 million as of October 3, 1997 and $153.4 million as of September 27, 1996. Although the backlog consists of firm orders for which goods and services are yet to be provided, these orders can be and sometimes are modified or terminated. However, the amount of modifications and terminations has historically not been material compared to total contract volume.

INTELLECTUAL PROPERTY

The Company owns a number of United States and foreign patents having various expiration dates (collectively, the "Patents"). The Patents are directed to various aspects of the technologies used by the Company in many of its operations. In addition to the Patents, the Company has certain trade secrets, know-how, trademarks and copyrights related to its technology and products. The Company also has acquired certain intellectual property rights and incurred certain obligations through license and research and development agreements with third parties. These agreements may include royalty-bearing licenses, technology cross licenses and manufacturing supply agreements. Management does not believe that any single patent or license is material to the success of the Company as a whole. As a result of contracts with the U.S. Government which contain patent and/or data rights clauses, the U.S. Government also has acquired royalty-free licenses or other rights in inventions and technology resulting from certain work done by the Company on behalf of the U.S. Government. The Company also has certain software license agreements with vendors and suppliers which affect the Company's intellectual property rights. The Company generally enters into confidentiality agreements with its employees, consultants and vendors, and generally limits access to and distribution of its proprietary information. The Company maintains an intellectual property protection program designed to preserve the intellectual property assets for the Company's future products. This program includes the filing of new domestic and foreign patent applications, copyright and trademark applications and the pursuit of enforcement of its intellectual property rights. Nevertheless, there can be no assurance that the steps taken by the Company will prevent misappropriation or loss of its technology.

As part of the Acquisition (see "Business - The Acquisition"), six United States patents and one United States patent application, and their foreign counterparts, are jointly owned by the Company and Varian along with related trade secrets and know-how, including drawings, manufacturing and testing processes and designs (the "Key Component Technology"). The Key Component Technology relates to the manufacture and testing of certain key electron beam guns and key medical klystrons, and any improvements thereto. Upon the consummation of the Acquisition, the Company and Varian entered into a Cross-License Agreement to allocate the rights to the Key Component Technology between the Company and Varian.

In addition, in connection with the Acquisition, the Company and Varian entered into a Trademark License Agreement that allows the Company to identify its products as "formerly made by Varian" for a period of ten years.

RESEARCH AND DEVELOPMENT

Company-sponsored research and development expense was approximately $7.5 million, $7.7 million and $8.3 million during Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively. Customer-sponsored research and development was approximately $6.0 million, $5.9 million and $7.3 million during Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively. For customer-sponsored research and development, the costs were charged to cost of sales to match revenue received.

EMPLOYEES

As of October 2, 1998, the Company had approximately 1,690 employees compared to 1,658 employees as of October 3, 1997. None of the Company's employees is subject to a collective bargaining agreement although a limited number of the Company's sales force members located in Europe are members of work councils or unions. The Company has not experienced any work stoppages and believes that it has good relations with its employees.

Because of the specialized and technical nature of the Company's business, the Company is highly dependent on the continued service of, and on its ability to attract and retain qualified technical, marketing, sales and managerial personnel. The competition for such personnel is intense, and the failure to retain and/or recruit additional or substitute key personnel in a timely manner, could have a material adverse effect on the Company's business and operating results.

U.S. GOVERNMENT CONTRACTS AND REGULATIONS

Management expects that a decreasing but significant portion of the Company's sales will continue in the foreseeable future to result from contracts with the U.S. Government, either directly or through prime contractors or subcontractors. The Company's business with the U.S. Government is performed under fixed-price and, to a lesser degree, cost-plus contracts. Fixed-price contracts accounted for approximately 94% of the Company's U.S. Government sales in Fiscal 1998 and cost-plus contracts accounted for approximately 6%. In Fiscal 1997 and Fiscal 1996, fixed-price contracts accounted for approximately 92% and cost-plus contracts accounted for approximately 8% of the Company's U.S. Government sales.

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

Similar to other companies that derive a substantial portion of their sales from contracts with the U.S. Government for defense-related products, the Company is subject to business risks, including changes in governmental appropriations, national defense policies or regulations and availability of funds. Any of these factors could adversely affect the Company's business with the U.S. Government in the future.

ENVIRONMENTAL MATTERS

The Company is subject to a wide variety of federal, state and local environmental laws and regulations which are subject to change, and utilizes in its operations a number of chemicals which are classified as hazardous or similar substances. It is difficult to predict what impact these environmental laws and regulations may have on the Company in the future. Restrictions on chemical uses or certain manufacturing processes could restrict the ability of the Company to operate in the manner in which the Company is currently operated or is permitted to be operated. Although Varian is currently involved in a substantial long-term remediation program relating to the past operations of the Predecessor, management believes that the Company's current operations are in substantial compliance with current environmental laws and regulations. Nevertheless, it is possible that the Company may experience releases of certain chemicals to environmental media, either from its own operations or properties or from third-party operations or properties (such as off-site landfills), which could constitute violations of environmental law (and have an impact on its operations) or which could cause the incurrence of material cleanup costs or other damages. For these reasons, the Company is involved from time to time in legal proceedings involving compliance with environmental requirements applicable to its ongoing operations, and may be involved in legal proceedings involving exposure to chemicals or the remediation of environmental contamination from past or present operations. Because certain environmental laws impose joint, several, strict and retroactive liability upon current owners or operators of facilities from which there have been releases of hazardous substances, the Company could be held liable for remedial measures or other damages (such as liability for personal injury actions) at properties it owns or utilizes in its operations, even if the contamination was not caused by the Company's operations.

Varian has agreed to indemnify the Company, to the extent permissible by law, for environmental claims arising from the Predecessor's operations prior to the consummation of the Acquisition, subject to certain exceptions and limitations. See "Business Relationship with Varian - Acquisition Agreement." With certain limited exceptions, the Company is not indemnified by Varian for environmental claims arising from the Company's operations after the consummation of the Acquisition. There can be no assurance that material costs or liabilities will not be incurred by the Company in connection with proceedings or claims related to environmental conditions arising from the Company's operations. In addition, although Varian will retain financial and other responsibility for certain environmental liabilities of the Predecessor, including those for which, under law, the Company would otherwise be responsible, there can be no assurance that Varian will reimburse the Company for any particular environmental costs or do so in a timely manner. Although the Company believes that Varian currently has sufficient financial resources to satisfy its environmental indemnification obligations to the Company, because of the long-term nature of many of Varian's remediation obligations, there can be no assurance that Varian will continue to have the financial resources to comply fully with its indemnification obligations to the Company. Unreimbursed liabilities arising from environmental claims, if significant, could have a material adverse effect on the Company's results of operations and financial condition.

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

PALO ALTO, CALIFORNIA. As a result of actual and threatened claims brought by other property owners and the State of California with regard to contamination present under and emanating from the Company's facilities located at the Palo Alto, California property (which facilities are leased by way of assignment and subleased by the Company and which serves as the Company's headquarters and one of its principal manufacturing complexes containing three manufacturing units), Varian has entered into a consent order (the "Palo Alto Consent Order") with the California Environmental Protection Agency. In accordance with the Palo Alto Consent Order, Varian has submitted, and the regulatory agencies have approved, a Remedial Action Plan to investigate and remediate groundwater and soil vapor contamination at the affected property to acceptable levels. Varian has entered into an agreement with the master lessor of the property pursuant to which it is obligated to comply with the remediation obligations under the Palo Alto Consent Order. As a sublessee or assignee of the property, the Company's right to continue occupancy of these premises will be dependent upon Varian's fulfillment of its responsibilities to the master lessor, including its obligation to comply with the Palo Alto Consent Order.

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

OTHER FACILITIES. The Company's other main manufacturing facilities, which are located in San Carlos, California, Beverly, Massachusetts, and Georgetown, Ontario, Canada, all have soil and groundwater contamination which either may or does require remediation. Pursuant to legal requirements, Varian has installed a groundwater remediation system that is presently in operation at the Beverly property. In addition, the Company is aware that an action has been commenced against Varian by adjoining property owners and others, and that other claims may be made, with respect to off-site contamination allegedly emanating from the Beverly, Massachusetts facility.

THE ACQUISITION

Prior to August 11, 1995, the Company's operations were part of the Electron Devices Business division of Varian. On August 11, 1995, CPII Acquisition Corp. ("CPII Acquisition") acquired (in the matter described below) substantially all of the assets that were used primarily in developing, manufacturing and distributing microwave and power grid vacuum electronic devices, microwave amplifiers, modulators and various other power supply equipment and devices through the Predecessor. Pursuant to the terms of a Stock Sale Agreement dated June 9, 1995, as amended, among Holding, CPII Acquisition and Varian (the "Acquisition Agreement"), prior to the consummation of the Acquisition, Varian and its affiliates contributed the assets of the Predecessor that were located in the United States to CPI, which was a newly-formed, wholly-owned Varian subsidiary. Subsequently, upon the consummation of the Acquisition, Varian transferred all of the outstanding capital stock of CPI to CPII Acquisition. The assets of the Predecessor that were located in foreign jurisdictions were transferred from Varian or its affiliates to newly formed direct or indirect subsidiaries of CPI. In consideration of the transfer of such capital stock and assets, CPII Acquisition (including its affiliates) paid Varian (including its affiliates) an aggregate purchase price of $196.2 million, subject to a post-closing adjustment (the "Purchase Price"). Holding, CPII Acquisition and CPI's subsidiaries also assumed certain specified liabilities of the Predecessor. The liabilities assumed by Holding included certain balance sheet liabilities of the Predecessor, which aggregated approximately $24.1 million as of August 11, 1995, and certain contingent liabilities (such as for certain product warranty claims) (the "Assumed Liabilities"). Upon the merger of CPII Acquisition with and into CPI immediately following the consummation of the Acquisition, CPI became a wholly owned subsidiary of Holding.

In connection with the consummation of the Acquisition, the Company entered into two senior term loans in the aggregate amount of $42.0 million and a revolving credit facility in a principal amount of up to $35.0 million (including a $5.0 million sub-facility for letters of credit, and subsequently increased to $7.5 million) pursuant to a Senior Credit Agreement. The Company also issued the following:

        (1) 12% Series A Senior Subordinated Notes due 2005 (the "Series A Senior Subordinated Notes") of CPI in the aggregate principal amount of $100.0 million (guaranteed by Holding and all of the Company's direct and indirect subsidiaries),

        (2) Units consisting of 150,000 shares of Series A 14% Senior Redeemable Exchangeable Cumulative Preferred Stock due 2007 (the "Series A Senior Preferred Stock") of CPI and 10,500 shares of common stock of Holding ("Holding Common Stock") for $15.0 million,

        (3) 100,000 shares of 14% Junior Cumulative Preferred Stock (the "Junior Preferred Stock") of CPI for $10.0 million, and

        (4) Shares of Holding Common Stock to Green Equity Investors II, L.P., a Delaware limited partnership ("GEI II") and certain members of the senior management of CPI for $20.0 million (including $0.8 million paid by notes from members of senior management).

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

GEI II initiated the Acquisition and currently owns approximately 73.1% of the outstanding shares of Holding Common Stock. Holding, in turn, owns all of the outstanding common stock of CPI. Accordingly, GEI II is able to elect all of the members of the board of directors of Holding and thus to exercise control over Holding's and CPI's business and affairs. Leonard Green & Partners, L.P., a

Delaware limited partnership, is an investment advisor to, and an affiliate of the general partner of, GEI II. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions."

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

Cross License Agreement. Pursuant to the Cross License Agreement (the "Cross License Agreement"), for a period of ten years from the closing of the Acquisition, Varian has exclusive rights relating to the Key Component Technology as it relates to medical and industrial linear accelerators (the "Varian Field of Use"). In all other areas, the Company retains the exclusive right to utilize the Key Component Technology. At the end of the term of the Cross License Agreement, Varian is obligated to transfer its entire interest in the Key Component Technology to the Company, with Varian retaining only a non-exclusive license to make, use or sell Key Component Technology for use in the Varian Field of Use. The Company has the unrestricted and exclusive right to utilize the Key Component Technology in fields other than the Varian Field of Use and the right to utilize Key Component Technology in order to supply Key Components to Varian for use within the Varian Field of Use pursuant to the Key Component Agreement. The Cross License Agreement also grants mutual non-exclusive licenses under Varian's and the Company's intellectual property rights to the extent necessary to permit both the Company and Varian to continue to conduct their respective businesses as they did as of the closing date.

Trademark License Agreement. Generally, under the terms of the Trademark License Agreement, the Company is licensed to identify its products as "formerly made by Varian" for a period of ten years from the closing of the Acquisition. At the expiration of the ten year period, the Company will not be permitted to utilize any Varian trademarks.

ITEM 2:    PROPERTIES

The Company owns, leases or subleases manufacturing, assembly, warehouse, service and office properties having an aggregate floor space of approximately 1,212,300 square feet, of which approximately 203,700 are leased or subleased to third parties. The table below provides summary information regarding principal properties owned or leased by the Company:


                                           (square footage)
            Property                 Owned             Leased/Subleased
            --------                 -----             ----------------
San Carlos, California.........       320,000(a)
Beverly, Massachusetts.........       213,000(b)
Georgetown, Ontario, Canada....       126,000
Santa Clara, California........           -              107,000(c)
Palo Alto, California..........           -              429,000(d)
Various locations..............           -               17,300(e)

    (a) The San Carlos, California square footage includes approximately 42,000 square feet leased to two tenants who provide services to the Company and others.

    (b) The Beverly, Massachusetts square footage includes approximately 42,000 square feet leased to four tenants.

    (c) This facility is leased by way of assignment of Varian's lessee interest. The entire facility is being subleased to one tenant until December 31, 1998, the date of expiration of the Master Lease.

    (d) This facility is primarily leased by way of assignment of Varian's lessee interest with the remainder subleased from Varian. The Palo Alto, California square footage includes approximately 12,700 square feet leased to two tenants.

    (e) Includes both leased facilities occupied entirely by the Company's field sales and service organizations and four foreign shared use facilities which the Company is sharing for varying periods of time under rental agreements with Varian.

Based on lease and sublease arrangements mentioned above, the Company has eliminated most of its excess space. Overall, the Company believes its properties are adequate for the needs of the Company for the foreseeable future and, in any event, for at least the next twelve months. The Company's lenders under the Senior Credit Agreement have the right to a security interest in all of the Company's interest in the real property that it owns and leases, and have taken a security interest in the Company's real property located in Beverly, Massachusetts and Georgetown, Ontario, Canada.

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

There were no matters submitted to a vote of security holders during Fiscal
1998.

                                     PART II

ITEM 5:    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

CPI is a wholly owned subsidiary of Holding. Neither CPI's nor Holding's common stock is publicly traded. No cash dividends have been declared on the common stock of the Company during the 52-week period ended October 2, 1998. Restrictive covenants in the Senior Credit Agreement generally restrict the declaration or payment of dividends on the Company's common stock. The Notes also restrict the declaration and payment of dividends unless the Company satisfies certain financial covenants, among other things.

ITEM 6:    SELECTED FINANCIAL DATA

The historical financial data set forth below for Fiscal 1994 has been derived from the historical audited financial statements of the Predecessor audited by Coopers & Lybrand L.L.P., independent public accountants. For Fiscal 1995 through Fiscal 1998, historical consolidated financial data has been derived from the historical audited financial statements audited by KPMG Peat Marwick LLP, independent public accountants. The information contained in this table should be read in conjunction with the information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as the historical audited financial statements of Holding and CPI included elsewhere in this Annual Report on Form 10-K. As a consequence of the Acquisition, effective August 11, 1995, each of Holding and CPI is deemed for financial reporting purposes to have become a new reporting entity ("Successor") on the following date and periods subsequent to the August 11, 1995 date reflect the allocation of the costs of the Acquisition to assets and liabilities based on estimates of fair values in accordance with the purchase method of accounting. Accordingly, the results of operations of Successor subsequent to August 11, 1995 are not fully comparable to the results of the operations of the Company as constituted prior to such date. In particular, operating results subsequent to August 11, 1995 reflect decreases in operating expenses relating to corporate allocations, incremental depreciation and amortization relating to the purchase method adjustments referred to above and other interest charges relating to new indebtedness related to the Acquisition.

SELECTED FINANCIAL DATA

                                                                      Successor                                  Predecessor
                                               --------------------------------------------------------   --------------------------
              (Dollars in Thousands)           52 Weeks      53 Weeks       52 Weeks        7 Weeks       45 Weeks       52 Weeks
                                                 Ended        Ended          Ended           Ended          Ended         Ended
                                               October 2,    October 3,   September 27,   September 29,   August 12,   September 30,
                                                  1998          1997          1996            1995           1995          1994
                                               ----------    ----------   -------------   -------------   ----------   -------------
CPI AND HOLDING STATEMENT OF OPERATIONS DATA:
 Sales                                           $260,688     253,439        257,449          36,398        214,677        246,890
 Cost of sales                                    194,410     183,678        184,482          27,634        160,156        186,996
                                                 --------    --------       --------        --------       --------       --------
 Gross profit                                      66,278      69,761         72,967           8,764         54,521         59,894
 Marketing, general and administrative
      before corporate allocations                 32,103      32,269         35,354           6,013         26,071         25,583
 Research and development                           7,455       7,681          8,308           1,198          7,429          7,619
 Corporate allocations                                 --          --             --              --         11,160         11,273
 Write-off of acquired in-process
      research and development                         --          --             --          31,363             --             --
                                                 --------    --------       --------        --------       --------       --------
 Operating income (loss)                           26,720      29,811         29,305         (29,810)         9,861         15,419
 Interest expense                                  17,793      19,039         18,894           2,497             --             --
 Income tax expense (benefit)                       3,750      (3,000)         2,068          (2,709)         3,649          5,859
                                                 ========    ========       ========        ========       ========       ========
 Net earnings (loss) before preferred            $  5,177      13,772          8,343         (29,598)         6,212          9,560
                                                 ========    ========       ========        ========       ========       ========
      dividends
 EBITDA (a)                                        38,021      39,432         38,736           4,894         21,026         27,814
 Certain Non-Cash Charges:
     Depreciation and amortization                 11,301       9,621          7,731             941         11,165         12,395
     Inventory write-up related to purchase
       accounting                                      --          --          1,700           2,400             --             --
     In-process research & development write-off       --          --             --          31,363             --             --
     Amortization of deferred debt issue costs      1,372       1,952          1,962             199             --             --
 Capital expenditures (b)                           8,204      10,767         12,501             880          6,063         10,698
 Non-recurring capital (b)                             --          --             --              --             --          4,115

                                                       Successor                                Predecessor
                                   ----------------------------------------------------       --------------
                                   October 2,  October 3,  September 27,  September 29,        September 30,
CPI BALANCE SHEET DATA:              1998        1997        1996            1995                  1994
                                   --------    --------    --------        --------              --------
 Working capital                   $ 45,957      40,467      34,576          35,204                60,421
 Total assets                       229,212     237,396     228,142         214,902               162,149
 Total equity (deficit)              16,912      15,306       4,400          (1,538)              119,854
 Long-term debt and
   redeemable preferred stock       146,981     149,100     150,472         151,260                    --
HOLDING BALANCE SHEET DATA:
 Working capital                   $ 45,957      40,467      34,576          35,204                60,421
 Total assets                       229,212     237,396     228,142         214,902               162,149
 Total equity (deficit)               2,512       2,841      (6,379)        (10,884)              119,854
 Long-term debt and
     redeemable preferred stock     146,981     149,100     150,472         151,260                    --



------------

 (a) EBITDA represents earnings before provision for income taxes, interest expense, depreciation and amortization and excludes any charge related to the purchase accounting write-up of inventory and the write-off of acquired in-process research and development.

 (b) Capital expenditures exclude the one-time costs of seismic retrofits, which are substantially completed, at certain of the Company's manufacturing facilities. These costs are presented separately as "Non-recurring Capital Expenditures". For Fiscal 1998 and Fiscal 1997 capital expenditures includes $1,545,000 and $1,584,000, repectively, of equipment acquired under a capital lease.

EFFECT OF ACQUISITION ON RESULTS OF OPERATIONS

The consummation of the Acquisition has affected the Company's results of operations in certain significant respects. As a result of the Acquisition, the Company adjusted upwards the historical book value of certain assets in accordance with GAAP relating to purchase accounting rules, which has impacted the Company's results of operations subsequent to the Acquisition and their comparability to operations of the Predecessor:


- The write-up of the inventory by $4.1 million was expensed to cost of goods sold during the periods following the Acquisition, which affected gross margins. During the seven week period ended September 29, 1995, $2.4 million was expensed to cost of sales, which also impacted working capital, and $1.7 million was expensed in the first quarter of Fiscal 1996.

- The purchase accounting allocation of certain assets, such as property, plant and equipment, has and will continue to significantly affect depreciation and amortization. The portion of the purchase price allocated to in-process research and development was charged to operations immediately after consummation of the Acquisition. The in-process research and development activity of the Company involves the development of various classes of microwave vacuum electronic devices and microwave vacuum electronic device systems for communications and power applications, including significant extensions and improvements to existing products through fundamental physical and electrical research necessary to design new microwave vacuum electronic devices, control and power elements, and related systems. Projects are classified as in-process research and development if they have not demonstrated technological feasibility and have not resulted in commercial products and have no alternative future use. As of the date of the consummation of the Acquisition, the outcomes of these research and development projects were uncertain and involved technological risk.

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company serves the communications, radar, electronic countermeasures, industrial, medical and scientific markets. In addition, the Company divides the communications market into applications for ground-based satellite uplinks for military and commercial uses ("satcom") and broadcast sectors. This diverse marketplace combined with a broad range of products and a stable volume of replacement business has helped the Company to maintain a level of consistency in its sales and EBITDA performance for Fiscal 1998 compared to prior years in spite of economic weakness in the Far East and embargo issues with India. The Company has continued its strategic focus on releasing new products in spite of lower margin expectations and has supplemented its product offerings through two small product line acquisitions completed in early Fiscal 1998. The Company has also maintained a focus on commercial applications for its products and their long-term growth strategies. Finally, infrastructure improvements, including the completion of facility consolidation efforts in Fiscal 1997, a streamlined corporate organization and unique global distribution capabilities, have established the basis for the Company's operating effectiveness.

Orders for Fiscal 1998 were $258.9 million compared to orders of $275.8 million in Fiscal 1997 and $267.3 million in Fiscal 1996. CPI's market share remained relatively consistent between Fiscal 1998 and Fiscal 1997, as the total market was negatively impacted by economic conditions in the Far East that slowed direct procurement and had an associated impact on procurement from domestic OEM's. The most significant decline, in terms of dollars, occurred in the communications market where orders for Fiscal 1998 decreased by $6.6 million, or 5.5%, from Fiscal 1997 primarily due to a delay on Far East satcom business. Industrial orders declined by $0.9 million, or 5.0%, primarily due to semiconductor market conditions. Orders for products sold in the radar, electronic countermeasures and scientific markets also declined by $5.7 million, $5.6 million and $1.7 million, respectively, but the decline was related more to the timing of order receipts including several large multi-year orders that were received in Fiscal 1997 than to economic issues. These decreases were partially offset by an increase in orders for products sold to the medical market of $3.5 million, or 18.5%, due primarily to increased demand for high end, high power linear accelerators for cancer treatment and increased business in international x-ray markets as other countries continue to build their medical infrastructure. Nevertheless, incoming order levels fluctuate significantly on a quarterly basis and a particular year's order rate may not be indicative of future order levels. In addition, the Company's sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Sales for Fiscal 1998 of $260.7 million were approximately 2.9% above the prior year level of $253.4 million due to strong demand for products used in radar applications offset partially by declines in both the communications and industrial markets. The Company's growth expectations for Fiscal 1998, particularly in the satcom portion of its communications market, were significantly hindered by the economic changes in the Far East. Management estimates that orders and sales to Far East customers, both direct and through domestic OEM's, were negatively impacted by $38.9 million and $19.3 million, respectively. This negative impact was mitigated, however, by the Company's focus on, and release of, several new products including solid state amplifiers, radio frequency transceivers ("RFT's") and transmitters, along with increased demands for the Company's Klystrode(R) IOT device that is addressing the FCC's digital signal mandate for all U.S. broadcast stations. The Company also broadened its product base by acquiring two small product lines from Hughes in the first quarter of Fiscal 1998 that added approximately $2.2 million of sales during the year.

Looking forward, the Company is anticipating that Far East economic conditions will continue into Fiscal 1999 and will hinder growth in the communications and industrial markets. A stable replacement business along with increased market acceptance of the Company's new products will help offset this somewhat and management will continue to control expenses.

RESULTS OF OPERATIONS

The following table sets forth the Company's historical results of operations as a percentage of sales for each of the periods indicated.


                                   52 Weeks     53 Weeks      52 Weeks
                                    Ended        Ended         Ended
                                  October 2,    October 3,   September 27,
                                    1998          1997         1996
                                  ---------     --------      --------
Sales                              100.0%       100.0%        100.0%
Cost of sales                       74.6         72.5          71.7
                                    ----         ----          ----
      Gross profit                  25.4         27.5          28.3
Research and development             2.9          3.0           3.2
Marketing                            7.3          7.8           7.7
General and administrative           5.0          5.0           6.0
                                    ----         ----          ----
Operating income                    10.2         11.7          11.4
Interest expense                     6.8          7.5           7.4
                                    ----         ----          ----
      Earnings before taxes          3.4          4.2           4.0
Provision for income taxes           1.4         (1.2)          0.8
                                    ====         ====          ====
      Net earnings                   2.0%         5.4%          3.2%
                                    ====         ====          ====
Other Data:
      EBITDA (a)                    14.6%        15.6%         15.0%
      Preferred Dividends            1.9%         1.7%          1.4

------------

(a) EBITDA represents earnings before provision for income taxes, interest expense, depreciation and amortization and the charge related to the purchase accounting write-up of inventory that impacted the first quarter of Fiscal 1996.


Fiscal 1998 Compared to Fiscal 1997

SALES. Sales for Fiscal 1998 were approximately $260.7 million, an increase of approximately $7.2 million, or 2.9%, as compared to sales of $253.4 million in Fiscal 1997. The Company's sales increased due to strong demand for products used in radar applications offset partially by declines in both communications and industrial markets that were primarily driven by softness in the Asian economy. Sales to the radar market increased to $87.4 million in Fiscal 1998 from $75.4 million in Fiscal 1997, an increase of $12.0 million, or 15.9%. Sales to the communications market decreased to $118.8 million in Fiscal 1998 from $122.5 million in Fiscal 1997, a decline of $3.7 million, or 3.1%. Industrial sales declined to $19.4 million in Fiscal 1998 from $21.9 million in Fiscal 1997, a decrease of $2.5 million, or 11.4%. Sales to the Company's other three markets (medical, electronic countermeasures and scientific) combined increased to $35.1 million in Fiscal 1998 from $33.5 million in Fiscal 1997, an increase of approximately $1.5 million, or 4.5% primarily due to increase demand for the Company's medical products.

COST OF SALES. Cost of sales in Fiscal 1998 were $194.4 million or 74.6% of sales compared to $183.7 million, or 72.5% of sales in Fiscal 1997. This increase in costs of $10.7 million, or 5.8%, was due to higher sales volume ($5.2 million), unfavorable product mix ($4.4 million) and higher depreciation costs

($1.1 million). Unfavorable product mix was directly related to the Company's focus on releasing new products to the communications, electronic countermeasures and scientific markets. Although this has enhanced the Company's technological capability and its ability to service customers, new products have historically generated higher costs and, therefore, lower margins as a result of start-up issues including small lot production volumes, lower yields and higher engineering labor content. These costs were minimized somewhat in the current fiscal year by a change in accounting estimate for disposal costs that lowered management's calculation of cost-to-complete reserves by approximately $1 million. Also unfavorably impacting product mix was the completion of a high margin U.S. military satcom program that ran the full year in Fiscal 1997 and was substantially completed early in Fiscal 1998. Depreciation costs were higher in Fiscal 1998 as compared to Fiscal 1997 due to new capital equipment purchases that have been added to a fixed depreciation base that resulted from the revaluation of all property, plant and equipment as of the Acquisition date. The Company expects to have an increase in depreciation through the year 2000 since most of its acquired assets were identified as having at least a five year depreciation life.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased slightly in Fiscal 1998 to approximately $7.5 million, or 2.9% of total sales, as compared to approximately $7.7 million, or 3.0% of total sales, during Fiscal 1997. The Company continues to focus on new product development both through Company-sponsored funds as well as Customer-sponsored funds that are reported as revenue. Customer-sponsored R&D was approximately $6.0 million in Fiscal 1998 compared to approximately $5.9 million in Fiscal 1997.

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses were $32.1 million in Fiscal 1998, or 12.3% of sales, as compared to $32.3 million, or 12.8% of sales, in Fiscal 1997. Overall, marketing costs were lower in Fiscal 1998 by approximately $0.6 million due to favorable currency valuation rates impacting Europe but this was partially offset by general and administrative costs that were higher by $0.4 million due to additional goodwill amortization that resulted from two product line acquisitions completed in the first quarter of Fiscal 1998.

EBITDA. EBITDA was $38.0 million, or 14.6% of sales, for Fiscal 1998 compared to EBITDA of $39.4 million, or 15.6% of sales, for Fiscal 1997. As mentioned above, product mix with a focus on new products was the main reason for the EBITDA decline in spite of higher sales volume and significant progress in improving yields on product lines that were moved from Salt Lake City, Utah during the Company's Fiscal 1997 consolidation effort.

NET EARNINGS. Net earnings before preferred dividends were $5.2 million for Fiscal 1998, a decrease of $8.6 million from Fiscal 1997 primarily due to an increase in the Company's effective tax rate. This tax rate change resulted in lower earnings of $6.8 million and was due to the fact that, in Fiscal 1997, the Company fully recognized its deferred tax assets and eliminated the valuation allowance established in connection with the acquisition, thereby incurring a tax benefit that was not repeated in Fiscal 1998. The balance of the earnings decline was due to lower gross margins of $3.5 million that resulted from changes in product mix, partially offset by lower interest expense of $1.2 million that resulted primarily from a decrease in debt of $15.2 million.

Fiscal 1997 Compared to Fiscal 1996

SALES. Sales for Fiscal 1997 were approximately $253.4 million, a decrease of approximately $4.0 million, or 1.6%, as compared to sales of $257.4 million in Fiscal 1996. This decline was due in part to the divestiture of a single product line accounting for $2.6 million in sales, which was done in conjunction with the Company's relocation of two other product lines from Salt Lake City, Utah to San Carlos, California. Also, even though shippable orders were on hand that would have allowed the Company to exceed its prior fiscal year sales, the Company was unable to fully ramp-up the production of relocated product lines and the production of new products for the satcom market to meet its scheduled delivery dates. In terms of markets, communications sales were $122.5 million in Fiscal 1997 which represents an increase of approximately $4.1 million, or 3.4%, from Fiscal 1996 primarily as a result of new product releases. Radar sales increased approximately $.9 million, or 1.2%, to $75.4 million in Fiscal 1997 as a result of a 19.6% increase in order receipts (most of which are shippable in Fiscal 1998). Medical sales increased by approximately $1.3 million, or 8.2%, to $17.6 million due to increased demand from Varian. Scientific sales were $4.2 million which represents an increase of approximately $.5 million, or 12.9%, from the prior fiscal year due to new energy research as well as a specific development project related to the Accelerator Production of Tritium. Offsetting the $6.8 million increase in these four markets were lower sales of products sold to the industrial and electronic countermeasures markets. Industrial sales decreased by $5.3 million, or 19.5%, to $21.9 million in Fiscal 1997 due to the timing of customer defined delivery schedules combined with the slowdown in demand for high power amplifiers used for instrumentation and power supplies used in semiconductor applications. Electronic countermeasure sales declined by $5.5 million, or 31.8%, to $ 11.8 million as a result of completing several military programs early in the fiscal year and was compounded by product development delays in a new transmitter application.

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

FINANCIAL CONDITION

The Company's continuing operating activities have provided adequate capital and liquidity for the Company for the periods presented.

Cash flow from operating activities was $23.3 million in Fiscal 1998 as compared to $5.3 million in Fiscal 1997. This change of $18.0 million was primarily related to changes in operating assets and liabilities that resulted in an increase in cash of $1.6 million in Fiscal 1998 as compared to a decrease in cash of $13.1 million in Fiscal 1997. A consistent level of accrued liabilities, a lower level of accounts receivable, and better timing between inventory usage and accounts payable levels were the main factors. Lower accounts receivable resulted from a Company-wide focus on collections that improved days sales outstanding ("DSO") to 65 DSO at the end of Fiscal 1998 as compared to 69 DSO at the end of Fiscal 1997. Inventory levels increased in Fiscal 1998 but this was offset by a similar increase in accounts payable.

Investing activities were comprised principally of investment in property, plant and equipment totaling $6.6 million in Fiscal 1998, $9.2 million in Fiscal 1997 and $12.5 million in Fiscal 1996. Also, in Fiscal 1998, the Company invested $2.7 million in two small product line acquisitions to add to products currently being manufactured in the Company's Beverly, Massachusetts and Palo Alto, California facilities.

The Company's continuing operations typically do not have large capital requirements. Excluding one-time improvements made in both Fiscal 1997 and Fiscal 1996 in connection with facility consolidation efforts, capital spending was $6.6 million, $6.6 million and $8.7 million in Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. The Company expects the level of capital expenditures in Fiscal 1999 to be relatively consistent with the recurring level in Fiscal 1998.

Financing activities during the three-year period were related almost entirely to repayments of, or proceeds from, the Company's Senior Credit Agreement. Non-cash financing activities during Fiscal 1998 and Fiscal 1997 included $1.5 million and $1.6 million, respectively, of purchases under capital leases. These purchases were related to the implementation of a new business enterprise system that is part of the Company's overall plan to address "Year 2000" issues, to improve efficiency and to reduce dependency on aging Varian legacy systems.

The Company's primary source of liquidity, other than funds generated from operations or other sources of liquidity, is the $35.0 million revolving credit facility provided by the Senior Credit Agreement. Of this amount, $16.4 million was available for CPI to draw upon as of October 2, 1998. The Senior Credit Agreement does not require CPI, at any time, to exchange any of its floating-rate obligations under the Senior Credit Agreement into fixed-rate obligations. As of October 6, 1998, the Company amended this Agreement and increased the Revolving Credit Facility by $10.0 million to allow CPI to operate with a similar level of liquidity as it had prior to its acquisition of the Microwave Components Division of Aydin Corporation that was also completed on October 6, 1998.

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

Market Risk

The Company is exposed to interest rate risk on its outstanding debt, as well as foreign currency exchange rate risk inherent in its sales commitments, and non-U.S. dollar denominated assets and liabilities. The Company regularly assesses the potential impact of these risks and therefore does not anticipate any material losses in these areas. The Company does not use derivative financial instruments for speculative or trading purposes.

The Company has outstanding debt associated with the Acquisition, the majority of which relates to the Senior Subordinated Notes, which mature in 2005 and bear a fixed interest rate of 12 percent per annum. The remaining debt, with a carrying value of approximately $43.3 million at October 2, 1998, is subject to changes in the Prime or LIBOR Rates. To reduce the Company's exposure to interest rate risk, the Company consistently monitors available money rates and uses various short-term instruments.

The majority of the Company's revenue and expense activities are transacted in U.S. dollars. However, CPI does enter into these transactions in other currencies, primarily the British pound, the German mark, the Australian dollar and the French and Swiss franc. The Company limits its foreign currency exposure primarily through natural hedging, but may enter into forward contracts if necessary. These efforts reduce, but do not eliminate the impact of foreign currency rate movements.

The Company performed a sensitivity analysis in which it assessed the potential loss in future earnings from the impact of a 10 percent adverse movement in interest and foreign currency exchange rates on outstanding debt and non-U.S. dollar denominated assets and liabilities. The impact was determined based on the hypothetical change from shifts in the market rates over a period of one year. Other market sensitive financial instruments were not included in the analysis as they were not material. In terms of interest rate risk, a 10 percent adverse movement in the Base Rate or Effective Rate on the Company's variable rate debt would result in a decrease in future earnings of approximately $0.3 million. In terms of foreign currency exchange rate risk, a 10 percent adverse movement in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would result in a decrease in future earnings of less than $0.1 million. Actual results, however, could differ materially.

Recent Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It requires classification of other comprehensive income, as defined by the standard, by their nature (e.g., unrealized gains or losses on securities) in a financial statement, but does not require a specific format for that statement. The accumulated balance of other comprehensive income is to be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997 and reclassification of financial statements for earlier periods provided for comparative purposes is required. Adoption of this pronouncement in Fiscal 1999 is not expected to have a material impact on the Company's financial statements as the Company has no items of other comprehensive income at this time.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997 and will be adopted by the Company in Fiscal 1999. Adoption of this pronouncement is not expected to have a material effect on the Company's financial statements except that there may be certain modifications in segment disclosures.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that derivatives be recognized in the statement of financial position at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and will be adopted by the Company beginning the first quarter of Fiscal 2000. Management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position of the Company.

Year 2000

The Company has conducted a comprehensive review of its computer systems and applications to identify systems that could be affected by the "Year 2000" issue and has developed a remediation plan. All systems that are considered to be mission critical have been identified and addressed in this plan. The Company has also reviewed its products, process equipment and facilities systems as part of its overall Year 2000 readiness.

The Company's focus is first on products and business critical systems and equipment. Evaluation of products is substantially complete as only a few CPI products contain microprocessors or microcode. To date, no significant problems have been found in existing CPI products. Also, CPI is contacting its suppliers to ensure that they have appropriate plans in place to adequately address the century change issue. CPI's goals for the Year 2000 project are to have all business critical process Year 2000 conversions, corrective actions, work arounds and tests completed by October 31, 1999. To date, two of the Company's six Divisions have successfully modified or replaced Enterprise Resource Planning ("ERP") systems. The other four are scheduled to "go-live" on a new ERP system starting in February 1999 and being completed in June 1999.

Timely completion of its Year 2000 project is a priority of the Company and the remediation plan, along with the timetable for its completion and budgeted remediation costs, have been approved by the Company's Year 2000 project team, management, and the Board of Directors. Management currently estimates that it will spend approximately $5.0 million primarily through a capital lease program to replace outdated Varian legacy systems. To date, approximately $3.9 million has been incurred. Other remediation efforts completed in Fiscal 1998 have included a mix of capital expenditures and operating expense costs totaling $0.8 million and an estimated $1.5 million is planned for Fiscal 1999. The Company's estimated timetable and budgeted remediation costs are based on assumptions which management believes are reasonable and appropriate. Management is committing and will continue to commit necessary human and financial resources to complete its remediation plans on a timely basis.

To date, based on both written and verbal discussions, management has no information that indicates a significant vendor or service provider may be unable to sell goods or provide services to the Company or that any significant customer may be unable to purchase from the Company because of Year 2000 issues. Further, the Company has not received any notifications from regulatory agencies to which it is subject indicating that the Company must achieve compliance by a specific date or significant regulatory action will be taken.

The Company presently believes that, with modifications to existing software and conversion to new software, the Year 2000 problem will not pose significant operational problems for the Company's systems as modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem could have a material impact on the operations of the Company. Management is still in the process of developing contingency plans but expects that manual processing procedures to maintain accurate processing of information and data are available. Contingency plans are expected to be completed by June 1999.

Forward-Looking Information

Except for historical information, this Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include: product demand and market acceptance risks; the effect of general economic conditions; the impact of competitive products and pricing; new product development and commercialization; technological difficulties and the ability to increase margins; the timing of renewed growth in the Far East; U.S. Government export policies; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information called for by this item is set forth in the consolidated financial statements of CPI and Holding contained in this report. Specific financial statements can be found at the pages listed in the following index:

COMMUNICATIONS & POWER INDUSTRIES, INC.                                                   Page
                                                                                          ----
Index to Financial Statements..............................................................F-1

Independent Auditors' Report...............................................................F-3

Consolidated Balance Sheets as of October 2, 1998 and October 3, 1997......................F-4

Consolidated Statements of Operations for the 52-week period ended October 2,
    1998 the 53-week period ended October 3, 1997 and the 52-week period ended
    September 27, 1996.....................................................................F-5

Consolidated Statements of Stockholders' Equity for the 52-week period ended
    October  2, 1998,  the  53-week  period  ended  October  3, 1997 and the  52-week period ended September 27, 1996........................................................F-6

Consolidated Statements of Cash Flows for the 52-week period ended October 2,
    1998, the 53-week period ended October 3, 1997 and the 52-week period ended
    September 27, 1996.....................................................................F-7

Notes to the Consolidated Financial Statements.............................................F-9

Financial Statement Schedule..............................................................F-50


COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION                                     Page

Independent Auditor's Report..............................................................F-28

Consolidated Balance Sheets as of October 2, 1998 and October 3, 1997.....................F-29

Consolidated Statements of Operations for the 52-week period ended October 2,
    1998, the 53-week period ended October 3, 1997 and the 52-week period ended
    September 27, 1996....................................................................F-30

Consolidated  Statements of  Stockholders'  Equity  (Deficit) for the 52-week  period ended October 2, 1998,  the 53-week  period ended October 3, 1997 and the 52-week period ended September 27, 1996.......................................................F-31

Consolidated Statements of Cash Flows for the 52-week period ended October 2,
    1998, the 53-week period ended October 3, 1997 and the 52-week period ended
    September 27, 1996....................................................................F-32

Notes to the Consolidated Financial Statements............................................F-34

Financial Statement Schedule..............................................................F-51



ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with the audit of the financial statements for the 52-weeks ended October 2, 1998, the 53-weeks ended October 3, 1997 and the 52-weeks ended September 27, 1996, there were no disagreements with KPMG Peat Marwick LLP on accounting or financial disclosure.

                                    PART III

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS OF HOLDING

The following is a table setting forth certain information with respect to the directors and executive officers of Holding. All directors serve for a period of one year or until their successors are duly elected and qualified.


            Name              Age          Position

Al D. Wilunowski...........   52  Chief Executive Officer,
                                  President and Director
Alvin J. Ferreira..........   54  Vice President and
                                  Assistant Secretary
Lynn E. Harvey.............   43  Chief Financial Officer,
                                  Treasurer and Secretary
Leonard I. Green...........   65  Director
John G. Danhakl............   42  Director
Gregory J. Annick..........   34  Director

DIRECTORS AND EXECUTIVE OFFICERS OF CPI

The following is a table setting forth certain information with respect to the individuals who are the directors and executive officers of CPI. All directors serve for a period of one year or until their successors are duly elected and qualified.

            Name              Age          Position
Al D. Wilunowski...........   52  Chief Executive Officer,
                                  President and Director
Lynn E. Harvey.............   43  Chief Financial Officer
John R. Beighley...........   45  Vice President
O. Joseph Caldarelli.......   48  Vice President
Alvin J. Ferreira..........   54  Vice President
Robert A. Fickett..........   38  Vice President
Dennis J. Gleason..........   45  Vice President
H. Frederick Koehler.......   63  Vice President
Richard A. Schaffzin.......   54  Vice President
Leonard I. Green...........   65  Director
John G. Danhakl............   42  Director
Gregory J. Annick..........   34  Director

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

John R. Beighley became a Vice President of CPI in March 1997 and currently heads the Company's Worldwide Field Sales Organization. From May 1992 to March 1997, Mr. Beighley was Western Hemisphere Sales Manager responsible for sales in the Americas, as well as the Far East and Australia. From June 1989 to May 1992, Mr. Beighley was the North American Sales Manager. From March 1981 to June 1989, Mr. Beighley held a number of Product Marketing and Field Sales positions with CPI's predecessor, Varian. Mr. Beighley received a BS degree in Marketing from San Francisco State University and an MBA from Santa Clara University.

O. Joseph Caldarelli became a Vice President of CPI and Division President of the Communications and Medical Products ("CMP") Division in August 1995. Mr. Caldarelli was Vice President and General Manager for this same operating unit under the Predecessor, from 1985 until August 1995 and was President and a director of Varian Canada, Inc. from 1992 until August 1995. From 1982 until 1985, Mr. Caldarelli was Marketing Manager of CMP and served as its Equipment Operations Manager from 1979 until 1982. Prior to joining Varian, Mr. Caldarelli served as Manufacturing Engineering Manager for Medtronic Canada, Inc. Mr. Caldarelli holds a B.S. in Mechanical Engineering from the University of Toronto.

Alvin J. Ferreira became a Vice President of CPI, Vice President and Assistant Secretary of Holding and Division President of the Traveling Wave Technology ("TWT") Division in August 1995. Mr. Ferreira was Vice President and General Manager of this same operating unit under the Predecessor from 1992 to August 1995. From 1990 until 1992, Mr. Ferreira was Corporate Vice President of Operations for Varian and in 1989 served as manufacturing manager of Varian's Instrument Division. Mr. Ferreira began his career with Varian in 1965 and, between 1965 and 1989, held a number of positions in production.

Robert A. Fickett became a Vice President of CPI in April 1998 and currently heads the Company's Microwave Power Tube Products ("MPTP") Division. From January 1996 to April 1998, Mr. Fickett was Vice President of Operations for MPTP. From 1993 until January 1996, he was President and Chief Executive Officer of Altair Technologies, Inc., a contract manufacturer. From 1982 until 1993, Mr. Fickett held a number of positions with CPI's predecessor, Varian, including Engineering Manager of MPP's Klystron Engineering Group, which he was promoted to in 1989. Mr. Fickett received a B.S. degree in Mechanical Engineering from the University of California, Berkeley.

Dennis J. Gleason became a Vice President of CPI and Division President of the Beverly Microwave Division ("BMD") in August 1995. Mr. Gleason was Vice President and General Manager of this same operating unit under the Predecessor from 1989 until August 1995. From 1987 until 1989, Mr. Gleason served as Assistant General Manager of BMD. From 1982 until 1987, Mr. Gleason held a number of positions with the Predecessor, including serving as Manufacturing Engineering Manager and Product Assurance Manager at the then-Electro-Optical Sensors unit of the Predecessor. Prior to being employed by Varian, Mr. Gleason served as an officer in the U.S. Navy Nuclear Submarine Program. Mr. Gleason received B.S. and M.S. degrees in Aerospace Engineering from the University of Notre Dame.

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

H. Frederick Koehler became Vice President of CPI and Division President of the Eimac Division in August 1995. Mr. Koehler was Vice President and General Manager of this same operating unit under the Predecessor from 1992 to August 1995. From 1989 until 1991, Mr. Koehler was President and Chief Executive Officer of Trio-Tech International, an electronic test equipment manufacturer. From 1985 until 1989, he served as President of Leach Relay Group of Leach Corporation and from 1979 until 1985, he was a Vice President at Memorex Corporation. Mr. Koehler received a B.S. from the U.S. Military Academy, West Point and an M.S.E.E. from Syracuse University.

Richard A. Schaffzin became a Vice President of CPI in April 1998 and currently heads the Company's Satcom Division. Dr. Schaffzin was President and CEO of Paradise Electronics Corporation, a start-up company developing a single chip interface between CPUs and flat panel displays, beginning in 1997. From 1990 to 1996, Dr. Schaffzin served as Chairman, President and CEO of IC Sensors, Inc., a silicon micromachining sensor company serving the medical, automotive, military and commercial markets. He orchestrated the sale of IC Sensors to a Fortune 500 company in 1994. Prior to that, Dr. Schaffzin has held various operations, business development and engineering positions at EG&G Reticon, National Semiconductor and Fairchild Semiconductor. Dr. Schaffzin holds a B.S.E.E. and an M.E.E degree from Cornell University, an M.S.E.E. degree from MIT and a Ph.D. degree in Finance and Business Management from Santa Clara University.

Leonard I. Green has been an executive officer and an equity owner of LGP, a merchant banking firm which manages GEI II, since the formation of LGP and GEI II in 1994 by the principals of Leonard Green & Associates, L.P. ("LGA"). Mr. Green has also been, individually or through a corporation, a partner in LGA, a merchant banking firm, since its inception in 1989. Before forming LGA, Mr. Green had been a partner of Gibbons, Green, van Amerongen for more than five years. Mr. Green is also a director of Rite Aid Corporation, Carr-Gottstein Foods Co., Hechinger Company, and Liberty Group Publishing, Inc.

John G. Danhakl has been an executive officer and an equity owner of LGP, a merchant banking firm that manages GEI II, since 1995. Mr. Danhakl had previously been a Managing Director at Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and had been with DLJ since 1990. Prior to 1990, Mr. Danhakl was a Vice President at Drexel Burnham Lambert from 1985 to 1990. Mr. Danhakl is also a director of The Arden Group, Inc., Twin Laboratories, Inc., Leslie's Poolmart, Inc., Big 5 Corp., Hechinger Company and Liberty Group Publishing, Inc.

Gregory J. Annick has been an executive officer and an equity owner, through a trust, of LGP, a merchant banking firm that manages GEI II, since the formation of LGP and GEI II in 1994 by the principals of LGA. He joined LGA as an associate in 1989, became a principal in 1993, and through a corporation became a partner of LGA in 1994. From 1988 to 1989, he was an associate with the merchant banking firm of Gibbons, Green, van Amerongen. Before that time, Mr. Annick was a financial analyst in mergers and acquisitions with Goldman, Sachs & Co. Mr. Annick is also a director of Carr-Gottstein Foods Co., Leslie's Poolmart, Inc., Hechinger Company, and Liberty Group Publishing, Inc.

ITEM 11:   EXECUTIVE COMPENSATION

The information set forth in the following table relates to the Chief Executive Officer and President of both Holding and CPI and the next four most highly compensated executive officers of Holding and CPI (collectively, the "Named Executive Officers") for Fiscal 1998, Fiscal 1997 and Fiscal 1996.

                                       SUMMARY COMPENSATION TABLE
                                                 ANNUAL                   LONG TERM
                                              COMPENSATION               COMPENSATION
                                    -----------------------------------  ------------
        NAME AND                                              OTHER          LTIP        ALL OTHER
   PRINCIPAL POSITION     FISCAL                  BONUS($)  ANNUAL COMP-   PAYOUTS($)   COMPENSATION
    WITH THE COMPANY       YEAR     SALARY($)       (A)     ENSATION (B)      (C)        ($) (D)
------------------------  ------    ---------    ---------  ------------   ----------   -------------
Al D. Wilunowski           1998     $302,744     $     --     $ 35,482     $     --     $ 48,866
 Chief Executive
 Officer and President     1997      302,744      186,821       38,041      409,568       71,467

                           1996      302,744      376,591       34,672      541,613       39,302

John R. Beighley           1998     $119,677       14,463       13,621           --        6,799
  Vice President           1997      116,717       48,738        1,851           --        5,982
                           1996      104,358       33,103          486           --        5,164

Alvin J. Ferreira          1998      128,700           --       11,901           --        9,255
  Vice President           1997      128,700       43,818       12,055       34,823       10,642
                           1996      128,700       55,539        2,756       69,178       10,751

Dennis J. Gleason          1998      127,452           --       14,449           --        9,334
  Vice President           1997      127,452       81,390       12,843       66,697        9,328
                           1996      127,452      118,993        2,582       73,368        9,338

H. Frederick Koehler       1998      127,378           --       11,603           --        9,544
  Vice President           1997      126,695       16,006       13,553       29,569        9,934
                           1996      129,688       55,587        2,575       59,343        9,931

(a) Consists of awards paid in Fiscal 1998 and Fiscal 1997 under CPI's Management Incentive Plan for Fiscal 1997 and Fiscal 1996, respectively. No awards are to be paid in Fiscal 1999 under CPI's Management Incentive Plan for Fiscal 1998. For Mr. Beighley, consists of awards paid in Fiscal 1999, Fiscal 1998 and Fiscal 1997 under CPI's Sales Incentive Plan for Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively.

(b) Consists of amounts reimbursed for the payment of taxes on certain perquisites and personal benefits.

(c) Consists of cash payouts (1) in Fiscal 1998 under the long-term incentive feature of CPI's Management Incentive Plan for the three year period ended Fiscal 1997; and (2) in Fiscal 1997 under the long-term incentive feature of CPI's Management Incentive Plan for the two year period ended Fiscal 1996. No awards are to be paid in Fiscal 1999 under this plan for Fiscal 1998.

(d) Consists of (1) Company contributions to CPI's 401(k) plan and Non-Qualified Deferred Compensation Plan and (2) Company paid premiums for group life insurance for Fiscal 1998, Fiscal 1997 and Fiscal 1996.

The Company generally provides its executives with compensation (including cash compensation and employee benefits) reasonably comparable to the compensation provided to them as executives of the Predecessor, except that the Company does not at this time contemplate that any of its executives will be provided with stock options, restricted stock, SARs, phantom stock or similar equity benefits, other than the shares purchased by the Management Investors (as defined below) under Holding's 1995 Management Equity Plan, although the Company may consider implementing plans or arrangements providing for one or more of such benefits in the future. Employee benefit plans offered to the Company's Named Executive Officers and the Company's other executives include health, life and disability insurance and both a qualified 401(k) investment plan and a non-qualified deferred compensation plan.

THE HOLDING EQUITY PLAN

The Named Executive Officers and certain of Holding's and CPI's other executive officers are participants in Holding's 1995 Management Equity Plan (the "Holding Equity Plan"). Under the Holding Equity Plan, participants may purchase shares of Holding Common Stock ("Management Shares") at a price determined by Holding's board of directors to be the fair market value of such Holding Common Stock on the date the participant executes an agreement to purchase the shares. Holding has reserved a total of 50,000 shares of Holding Common Stock for issuance under the Holding Equity Plan, 45,870 of which were issued to the Company's Chief Executive Officer, certain executive officers and key employees (collectively, any executive officers and key employees who may acquire Management Shares are referred to as the "Management Investors") in Fiscal 1995. No additional shares were issued in Fiscal 1996 and 650 shares were repurchased in Fiscal 1997. In Fiscal 1998, based on retirements and changes in management, 5,850 shares were repurchased and 2,920 shares were sold.

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

LGP is investment adviser to, and an affiliate of the general partner of, GEI II, which holds approximately 73.1% of the outstanding shares of Holding. Holding, in turn, owns all of the outstanding shares of common stock of CPI. Messrs. Green, Danhakl and Annick, who are directors of Holding and CPI, are also stockholders of the general partner of LGP. See "Directors and Executive Officers." In connection with the Acquisition, Holding and CPI entered into a Management Services Agreement with LGP pursuant to which LGP will receive an annual fee of approximately $362,000 plus reasonable expenses for providing management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analysis, negotiating and structuring financing, and exploring, negotiating and arranging expansion and capital market opportunities, in the future. The Management Services Agreement has a term of up to twelve years. Holding and CPI believe that the contacts and expertise provided by LGP in these areas enhance the Company's opportunities and management's expertise in these matters and that the fees to be paid to LGP fairly reflect the value of the services provided by LGP. In Fiscal 1998, LGP received $375,000 pursuant to the terms of the Management Service Agreement. In addition to an annual fee for such management consulting services, the Management Services Agreement provides that LGP may receive reasonable and customary fees and expenses from time to time for providing financial advisory and investment banking services in connection with major financial transactions that may be undertaken in the future. The Senior Credit Agreement and the indenture governing the Notes (the "Indenture") also include certain provisions regarding approval of affiliate transactions.

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



ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of CPI's common stock is owned by Holding. The following table sets forth, as of December 1, 1998 certain information with respect to the beneficial ownership of Holding Common Stock by (i) each person known by Holding to own beneficially 5% or more of the outstanding shares of Holding Common Stock, (ii) each director of Holding and CPI, (iii) each person named in the summary compensation table, and (iv) all executive officers and directors as a group.

                                                                           Percent of
                                                   Amount and Nature of     Shares
Name and Address of Beneficial Owner (a)           Beneficial Ownership    Outstanding
----------------------------------------           --------------------    -----------

Green Equity Investors II, L.P.(b)..............          143,630             73.12%
11111 Santa Monica Boulevard, Suite 2000
Los Angeles, California 90025

Leonard I. Green (b)............................          143,630             73.12%
11111 Santa Monica Boulevard, Suite 2000
Los Angeles, California 90025

John G. Danhakl (b).............................          143,630             73.12%
11111 Santa Monica Boulevard, Suite 2000
Los Angeles, California 90025

Gregory J. Annick (b)...........................          143,630             73.12%
11111 Santa Monica Boulevard, Suite 2000
Los Angeles, California 90025

Al D. Wilunowski (c)............................           21,400             10.90%
607 Hansen Way
Palo Alto, California 94303

H. Frederick Koehler (d)........................            3,000              1.53%

Alvin J. Ferreira...............................            2,500              1.27%

Dennis J. Gleason...............................            2,000              1.02%

John R. Beighley................................              450               .23%

Directors and  Executive  Officers as a group (12
persons)(b) ....................................          180,500             91.89%

--------

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

(c) Includes 800 shares originally acquired by Mr. Wilunowski and subsequently transferred to his child.

(d) Includes 800 shares originally acquired by Mr. Koehler and subsequently transferred to his children.

Terms of Subscription and Stockholder Agreements

Holding Common Stock and Junior Preferred Stock purchased by GEI II were purchased pursuant to a Stock Subscription Agreement among Holding, CPI and GEI
II. GEI II was also granted certain demand and "piggyback" registration rights for any shares of Holding Common Stock it may own pursuant to the Holding Common Stock Registration Rights Agreement dated as of August 11, 1995 among Holding, GEI II and the initial purchaser of CPI's Series A Senior Preferred Stock. GEI II subsequently sold its shares of CPI Junior Preferred Stock in June 1997.

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

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreements

LGP is investment adviser to, and an affiliate of the general partner of, GEI II, which holds approximately 73.1% of the outstanding shares of Holding. Holding, in turn, owns all of the outstanding shares of common stock of CPI. Messrs. Green, Danhakl and Annick, who are directors of Holding and CPI, are also stockholders of the general partner of LGP. In connection with the Acquisition, Holding and CPI entered into a Management Services Agreement with LGP pursuant to which LGP will receive an annual fee of approximately $362,000 plus reasonable expenses for providing management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analysis, negotiating and structuring financing, and exploring, negotiating and arranging expansion and capital market opportunities, in the future. The Management Services Agreement has a term of up to twelve years. Holding and CPI believe that the contacts and expertise provided by LGP in these areas enhance the Company's opportunities and management's expertise in these matters and that the fees to be paid to LGP fairly reflect the value of the services provided by LGP. In Fiscal 1998, LGP received $375,000 pursuant to the terms of the Management Services Agreement. In addition to an annual fee for such management consulting services, the Management Services Agreement provides that LGP may receive reasonable and customary fees and expenses from time to time for providing financial advisory and investment banking services in connection with major financial transactions that may be undertaken in the future. The Senior Credit Agreement and the Indenture also include certain provisions regarding approval of affiliate transactions.

Exhibit No.                            Description



                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

(a)     Financial Statement Schedule of CPI and Holding

        Schedule II - Valuation and Qualifying Accounts

(b)     Reports on Form 8-K

        None.

(c)     Schedule of Exhibits


Exhibit
   No.                            Description
---------                         -----------

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

Exhibit
   No.                            Description
---------                         -----------

10.1(1) Credit Agreement among CPI, Holding, CPII Acquisition, the other obligors named therein, the lenders named therein and Bankers Trust Company, as Agent, dated as of August 11, 1995
                 (including Annex A (Definitions; Rules of Construction) and
                 Annex F (Financial Covenants)).

10.1.1(4)        First Amendment to Credit Agreement among CPI, Holding, the other obligors named therein, the lenders named therein and
                 Bankers Trust Company, as Agent, dated as of December 31, 1996.

10.1.2(4)        Second Amendment to Credit Agreement among CPI, Holding, the other obligors named therein, the lenders named therein and
                 Bankers Trust Company, as Agent, dated as of April 1, 1997.

10.1.3(4)        Third Amendment to Credit Agreement among CPI, Holding, the other obligors named therein, the lenders named therein and
                 Bankers Trust Company, as Agent, dated as of June 27, 1997.

10.1.4 Fourth Amendment to Credit Agreement among CPI, Holding, the other obligors named therein, the lenders named therein and Bankers Trust Company as Agent, dated as of October 6, 1998.

10.2(1)          Term A Notes in the amounts of $8,333,333.32, $4,166,666.67,
                 $4,166,666.67, $4,166,666.67 and $4,166,666.76 made by CPI in favor of Bankers Trust Company, Dresdner Bank AG, First Bank
                 National Association, The Nippon Credit Bank, Ltd. and Union
                 Bank, respectively, dated as of August 11, 1995.

10.3(1)          Term B Notes in the amounts of $11,666,666.68 and $5,666,666.67 made by CPI in favor of Bankers Trust Company and Crescent/Mach
                 I Partners, respectively, dated as of August 11, 1995.

10.4(1)          Revolving Credit Notes in the amounts of $11,666,666.68,
                 $5,833,333.33, $5,833,333.33, $5,833,333.33 and $5,833,333.33
                 made by CPI in favor of Bankers Trust Company, Dresdner Bank
                 AG, First Bank National Association, The Nippon Credit Bank,
                 LTD, and Union Bank, respectively, dated as of August 11, 1995.

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

10.10(3)(+)      Key Components Supply Agreement between CPI and Varian dated as of August 10, 1995.

10.11(1)         Cross License Agreement between CPI and Varian dated as of
                 August 10, 1995.


Exhibit
   No.                            Description
---------                         -----------
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

10.14(1) Sublease (Portion of Building 2 Located on Unit 5, Palo Alto) dated as of August 10, 1995 between Varian Realty Inc. and CPI.

10.15(1) Sublease (Unit 8, Palo Alto) dated as of August 10, 1995 between Varian Realty Inc. and CPI.

10.16(1) Sublease (Building 4, Palo Alto) dated as of August 10, 1995 between CPI, as Sublessee, Varian Associates, Inc., as
                 Sublessor, and Varian Realty Inc., as Adjacent Property
                 Sublessor.

10.17(1)         Assignment and Assumption of Tenant's Interest in Lease (Santa\
                 Clara, California) dated as of August 10, 1995 between Varian and CPI.

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

Exhibit
   No.                            Description
---------                         -----------

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

-------------

(1) Incorporated by reference to CPI's Registration Statement on Form S-1 (Registration No. 33-96858), filed on September 12, 1995.

(2) Incorporated by reference to Amendment No. 3 to CPI's Registration Statement on Form S-1 (Registration No. 33-96858), filed on November 9, 1995.

(3) Incorporated by reference to Amendment No. 1 to CPI's Registration Statement on Form S-1 (Registration Statement No. 33-96858), filed on October 25, 1995.

(4) Incorporated by reference to CPI's Annual Report on Form 10-K, filed on January 2, 1998.

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

                                    COMMUNICATIONS & POWER INDUSTRIES, INC.

                                    By:         /s/ Al D. Wilunowski
                                        ----------------------------------------
                                                    Al D. Wilunowski
                                         Chief Executive Officer and President
                                                Date:  December 23, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                              Title                               Date
      ---------                              -----                               ----


 /s/ Leonard I. Green                       Director                       December 23, 1998
-----------------------                                                  ----------------------


 /s/ John G. Danhakl                        Director                       December 23, 1998
-----------------------                                                  ----------------------


/s/ Gregory J. Annick                       Director                       December 23, 1998
-----------------------                                                  ----------------------

                             Chief Financial Officer, Treasurer and
  /s/ Lynn E. Harvey           Secretary (Principal Financial and          December 23, 1998
                                      Accounting Officer)
-----------------------                                                  ----------------------

                             Director, Chief Executive Officer and
 /s/ Al D. Wilunowski       President (Principal Executive Officer)        December 23, 1998
-----------------------                                                  ----------------------

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

                                    COMMUNICATIONS & POWER INDUSTRIES
                                    HOLDING CORPORATION

                                    By:         /s/ Al D. Wilunowski
                                        ----------------------------------------
                                                   Al D. Wilunowski
                                        Chief Executive Officer and President
                                               Date:  December 23, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                             Title                                Date
      ---------                             -----                                ----

 /s/ Leonard I. Green                      Director                        December 23, 1998
-----------------------                                                  ----------------------


 /s/ John G. Danhakl                       Director                        December 23, 1998
-----------------------                                                  ----------------------


/s/ Gregory J. Annick                      Director                        December 23, 1998
-----------------------                                                  ----------------------

                              Chief Financial Officer, Treasurer
  /s/ Lynn E. Harvey          and Secretary (Principal Financial           December 23, 1998
                                   and Accounting Officer)
-----------------------                                                  ----------------------

                            Director, Chief Executive Officer and
 /s/ Al D. Wilunowski           President (Principal Executive             December 23, 1998
                                           Officer)
-----------------------                                                  ----------------------

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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS


                     COMMUNICATIONS & POWER INDUSTRIES, INC.

                                                                                        Page
                                                                                        ----

Independent Auditors' Report..............................................................F-3

Consolidated Balance Sheets as of October 2, 1998 and October 3, 1997 ....................F-4

Consolidated Statements of Operations for the 52-week period ended
      October 2, 1998 , the 53-week period ended October
      3, 1997 and the 52-week period ended September 27, 1996 ............................F-5

Consolidated Statements of Stockholders' Equity for the 52-week period ended
      October 2, 1998, the 53-week period ended October 3, 1997 and the
      52-week period ended September 27, 1996 ............................................F-6

Consolidated Statements of Cash Flows for the 52-week period ended
      October 2, 1998, the 53-week period ended October 3,
      1997 and the 52-week period ended
      September 27, 1996..................................................................F-7

Notes to the Consolidated Financial Statements............................................F-9




              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION


Independent Auditors' Report.......................................................F-28

Consolidated Balance Sheets as of October 2, 1998 and October 3, 1997 .............F-29

Consolidated Statements of Operations for the 52-week period ended
      October 2, 1998, the 53-week period ended October 3,
      1997 and the 52-week period ended September 27, 1996 ........................F-30

Consolidated Statements of Stockholders' Equity (Deficit) for the
      52-week period ended October 2, 1998, the 53-week period ended
      October 3, 1997 and the 52-week period ended September 27, 1996..............F-31

Consolidated Statements of Cash Flows for the 52-week period ended October 2, 1998, the 53-week period ended October 3,
      1997 and the 52-week period ended September 27, 1996 ........................F-32

Notes to the Consolidated Financial Statements.....................................F-34

                           FINANCIAL STATEMENT SCHEDULES

Communications & Power Industries, Inc.............................................F-50

Communications & Power Industries Holding Corporation..............................F-51



                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Communications & Power Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Communications & Power Industries, Inc. (a wholly owned subsidiary of Communications & Power Industries Holding Corporation) and subsidiaries ("CPI") as of October 2, 1998 and October 3, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the 52-week period ended October 2, 1998, the 53-week period ended October 3, 1997 and the 52-week period ended September 27, 1996. In connection with our audits of the consolidated financial statements for the periods indicated above, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of CPI's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Communications & Power Industries, Inc. and subsidiaries as of October 2, 1998 and October 3, 1997, the results of their operations and their cash flows for the 52- week period ended October 2, 1998, the 53-week period ended October 3, 1997 and the 52-week period ended September 27, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                           s/KPMG PEAT MARWICK LLP

Mountain View, California
November 13, 1998



                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                        October 2,      October 3,
                              ASSETS                                                       1998           1997
                              ------                                                    ---------        -------
CURRENT ASSETS
   Cash and cash equivalents                                                            $     448          2,027
   Accounts receivable, net                                                                49,484         52,326
   Inventories                                                                             52,923         50,750
   Deferred taxes                                                                           6,981          7,133
   Other current assets                                                                     1,440          1,221
                                                                                        ---------        -------
      Total current assets                                                                111,276        113,457

Property, plant, and equipment, net                                                        78,099         79,994
Goodwill and other intangibles, net                                                        25,147         24,144
Debt issue costs, net                                                                       6,522          7,893
Deferred taxes                                                                              8,168         11,908
                                                                                        ---------        -------
      Total assets                                                                      $ 229,212        237,396
                                                                                        =========        =======

LIABILITIES, SENIOR REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------
CURRENT LIABILITIES
   Revolving credit facility                                                            $  13,300         22,800
   Current portion of term loans                                                            6,200          5,700
   Current portion of capital leases                                                          541             --
   Accounts payable - trade                                                                13,140         10,419
   Accrued expenses                                                                        15,612         15,088
   Product warranty                                                                         3,734          4,211
   Income taxes payable                                                                    10,259         11,975
   Advance payments from customers                                                          2,533          2,797
                                                                                        ---------        -------
      Total current liabilities                                                            65,319         72,990

Senior term loans                                                                          23,750         29,950
Senior subordinated notes                                                                 100,000        100,000
Obligations under capital leases                                                            2,548          1,584
                                                                                        ---------        -------
      Total liabilities                                                                   191,617        204,524
                                                                                        ---------        -------

SENIOR REDEEMABLE PREFERRED STOCK ($.01 par value, 325,000 shares authorized; 225,808 and 196,779 shares issued and outstanding as of
   1998 and 1997, respectively, liquidation preference $100 per share)                     20,683         17,566
                                                                                        ---------        -------
Commitments and contingencies
STOCKHOLDERS' EQUITY
   Junior Preferred Stock ($.01 par value, 525,000 shares authorized; 150,540 and 131,186 shares issued and outstanding as of 1998
      and 1997, respectively, liquidation preference $100 per share)                            1              1
   Common stock  ($.01 par value, 400,000 shares authorized; 1 share
      issued and outstanding as of 1998 and 1997)                                              --             --
   Additional paid-in capital                                                              33,582         32,143
   Accumulated deficit                                                                    (15,614)       (15,738)
   Stockholder loans                                                                       (1,057)        (1,100)

                                                                                        ---------        -------
      Net stockholders' equity                                                             16,912         15,306
                                                                                        ---------        -------
      Total liabilities, senior redeemable preferred stock and stockholders' equity     $ 229,212        237,396
                                                                                        =========        =======

See accompanying notes to the consolidated financial statements.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                              52-Week       53-Week       52-Week
                                            period ended  period ended  period ended
                                              October 2,    October 3,   September 27,
                                                1998         1997         1996
                                              --------     --------      --------
Sales                                         $260,688      253,439       257,449
Cost of sales                                  194,410      183,678       184,482
                                              --------     --------      --------
Gross profit                                    66,278       69,761        72,967
                                              --------     --------      --------
Operating costs and expenses:
   Research and development                      7,455        7,681         8,308
   Selling and marketing                        19,168       19,701        19,886
   General and administrative                   12,935       12,568        15,468
                                              --------     --------      --------
Total operating costs and expenses              39,558       39,950        43,662
                                              --------     --------      --------
Operating income                                26,720       29,811        29,305
Interest expense                                17,793       19,039        18,894
                                              --------     --------      --------
Earnings before taxes                            8,927       10,772        10,411
Income tax expense (benefit)                     3,750       (3,000)        2,068
                                              --------     --------      --------
Net earnings                                     5,177       13,772         8,343
Preferred dividends:
  Senior Redeemable Preferred Stock              2,904        2,530         2,148
  Junior Preferred Stock                         1,935        1,686         1,432
                                              --------     --------      --------
Net earnings attributable to Common Stock     $    338        9,556         4,763
                                              ========     ========      ========

See accompanying notes to the consolidated financial statements.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                                                                                                    Total
                                               Junior                    Additional                             Stockholders'
                                             Preferred      Common       Paid-in     Accumulated   Stockholder    Equity
                                               Stock        Stock        Capital       Deficit        Loans      (Deficit)
                                             --------      --------      --------    -----------   -----------  -------------
Balances, September 29, 1995                        1            --        29,088      (29,627)       (1,000)       (1,538)

Amortization of discount and issue costs
   on Senior Redeemable Preferred Stock                                                   (214)                       (214)
Payment of dividends on Senior
   Redeemable Preferred Stock                                                           (2,149)                     (2,149)
Payment of dividends on Junior
   Preferred Stock                                                          1,433       (1,433)                         --
Net earnings                                                                             8,343                       8,343
Repayment of stockholder loans                                                                            25            25
Interest accrued on stockholder loans                                                                    (67)          (67)
                                             --------      --------      --------     --------      --------      --------
Balances, September 27, 1996                        1            --        30,521      (25,080)       (1,042)        4,400

Amortization of discount and issue costs
   on Senior Redeemable Preferred Stock                                                   (214)                       (214)
Payment of dividends on Senior
   Redeemable Preferred Stock                                                           (2,530)                     (2,530)
Payment of dividends on Junior
   Preferred Stock                                                          1,686       (1,686)                         --
Net earnings                                                                            13,772                      13,772
Interest accrued on stockholder loans                                                                    (58)          (58)
Purchase of Treasury Stock                                                   (64)                                      (64)
                                             --------      --------      --------     --------      --------      --------
Balances, October 3, 1997                           1            --        32,143      (15,738)       (1,100)       15,306

Amortization of discount and issue costs
   on Senior Redeemable Preferred Stock                                                   (214)                       (214)
Payment of dividends on Senior
   Redeemable Preferred Stock                                                           (2,904)                     (2,904)
Payment of dividends on Junior
   Preferred Stock                                                          1,935       (1,935)                         --
Net earnings                                                                             5,177                       5,177
Repayment of stockholder loans                                                                            80            80
Interest accrued on stockholder loans                                                                    (37)          (37)
Issuance of Treasury Stock                                                    696                                      696
Purchase of Treasury Stock                                                 (1,192)                                  (1,192)
                                             --------      --------      --------     --------      --------      --------
Balances, October 2, 1998                    $      1            --        33,582      (15,614)       (1,057)       16,912
                                             ========      ========      ========     ========      ========      ========

See accompanying notes to the consolidated financial statements.


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            52-Week        53-Week        52-Week
                                                          period ended   period ended   period ended
                                                            October 2,     October 3,   September 27,
                                                              1998           1997          1996
                                                          ------------   ------------   ------------

OPERATING ACTIVITIES
    Net cash provided by operating activities               $ 23,309         5,320        11,290
                                                            --------      --------      --------
INVESTING ACTIVITIES
    Proceeds from sale of
         property, plant and equipment                            61         2,545            --
    Purchase of property, plant, and equipment                (6,565)       (9,183)      (12,472)
    Product line acquisitions                                 (2,730)           --            --
    Other investing activities                                    --            --          (114)
                                                            --------      --------      --------
    Net cash used in investing activities                     (9,234)       (6,638)      (12,586)
                                                            --------      --------      --------
FINANCING ACTIVITIES
    Repayments on capital leases                                 (38)           --            --
    Net (Repayments)/Proceeds from revolving credit
         facility                                             (9,500)        5,800        (2,600)
    Repayments on Senior term loans                           (5,700)       (3,950)       (2,400)
    Payment of debt issuance costs                                --          (194)         (243)
      Issuance of treasury stock                                 696            --            --
    Purchases of treasury stock                               (1,192)          (64)           --
    Repayments of stockholder loans                               80            --            25
                                                            --------      --------      --------
    Net cash provided by (used in) financing activities      (15,654)        1,592        (5,218)
                                                            --------      --------      --------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                  (1,579)          274        (6,514)
    Cash and cash equivalents at beginning of period           2,027         1,753         8,267
                                                            --------      --------      --------
    Cash and cash equivalents at end of period              $    448         2,027         1,753
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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (in thousands)

                                                          52-Week          53-Week            52-Week
                                                        period ended     period ended      period ended
                                                         October 2,       October 3,       September 27,
                                                           1998              1997              1996
                                                        ------------     ------------      -------------

DETAIL OF NET CASH PROVIDED
  BY OPERATING ACTIVITIES
 Net earnings                                            $  5,177            13,772             8,343
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation                                            9,981             8,572             6,670
    Amortization of deferred debt issue costs               1,372             1,952             1,962
    Amortization of goodwill and intangibles                1,316             1,058             1,061
    Deferred taxes                                          3,892            (6,363)           (9,752)
    Interest accrued on stockholder loans                     (37)              (58)              (67)
    (Gain)/Loss on the disposition of assets                   32              (471)               --
    Changes in operating assets and liabilities:
         Accounts receivable                                2,842            (1,946)           (5,637)
         Inventories                                       (1,863)           (4,279)           (1,706)
         Other current assets                                (219)              913               433
         Accounts payable - trade                           2,721              (108)           (5,947)
         Accrued expenses                                     552            (7,283)            2,585
         Product warranty                                    (477)             (116)             (363)
         Income tax payable                                (1,716)            1,415            10,560
         Advance payments from customers                     (264)           (1,738)            3,148
                                                         --------          --------          --------

 Net cash provided by operating activities               $ 23,309             5,320            11,290
                                                         ========          ========          ========

See accompanying notes to the consolidated financial statements.


                    COMMUNICATIONS & POWER INDUSTRIES , INC.
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF OPERATIONS

Communications & Power Industries, Inc. ("CPI") develops, manufactures and distributes microwave and power grid vacuum electronic devices, microwave amplifiers, modulators and various other power supply equipment and devices. The Company operates six manufacturing locations in North America, and sells and services its products and customers worldwide primarily through a direct sales force.

In August 1995, CPI acquired substantially all of the assets of Varian Associates, Inc.'s (Varian's) Electron Device business ("the Acquisition") and then was merged with a wholly owned subsidiary of Communications & Power Industries Holding Corporation ("Holding"), a corporation newly formed by a group of investors, including management of Holding and CPI. The Acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated based upon the fair values of assets acquired and liabilities assumed as of August 11, 1995. Financing for the Acquisition was obtained through the issuance of 12% Senior Subordinated Notes due 2005 (the "Senior Subordinated Notes") of CPI in the aggregate principal amount of $100.0 million, the issuance of Series A 14% Senior Redeemable Exchangeable Cumulative Preferred Stock due 2007 (the "Senior Redeemable Preferred Stock") of CPI and the issuance of Series A 14% Junior Cumulative Preferred Stock (the "Junior Preferred Stock") of CPI and common stock of Holding.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                     Basis of Presentation

The accompanying consolidated financial statements include the accounts of CPI and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company's fiscal years are the 52- or 53-week periods which end on the Friday nearest September 30. All references to years in these notes to consolidated financial statements represent fiscal year unless otherwise noted.

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



                    COMMUNICATIONS & POWER INDUSTRIES , INC.
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                     Revenue Recognition

Sales and related cost of sales are recognized primarily upon shipment of products. Sales and related cost of sales under long-term contracts to commercial customers and the U. S. Government are recognized primarily as units are delivered.

The estimated sales values of performance under certain contracts to commercial customers and U. S. Government fixed-price and fixed-price incentive contracts in process are recognized under the percentage of completion method of accounting where the sales value is determined on the basis of costs incurred. Provisions for anticipated losses are made in the period in which they first become determinable. Sales under cost-reimbursement contracts, primarily research and development contracts, are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. The fees under certain U.S. Government contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue at the time the amounts can be reasonably determined.

                     Property, Plant, and Equipment

Property, plant, and equipment acquired by CPI at the date of the Acquisition are carried at fair value as of the date of acquisition. Property, plant and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed currently. Plant and equipment are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is shorter. Estimated useful lives of property, plant, and equipment are as follows: land leaseholds, the life of the lease; buildings, 20 to 40 years; machinery and equipment, 3 to 7 years.

                     Accounting for Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, CPI reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to future net cash flows expected to be generated from the operation and sale of long-lived assets. If such assets are considered to be impaired, the Company's carrying value is reduced to its estimated fair value.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The Company assesses the recoverability of the carrying amount of goodwill by determining whether the carrying amount of goodwill can be recovered through undiscounted net cash flows of the acquired operation over the remaining amortization period. If determined to be impaired, the carrying amount is reduced to its estimated fair value which is based on an estimate of discounted future net cash flows. Goodwill is being amortized on a straight-line basis over estimated useful



                    COMMUNICATIONS & POWER INDUSTRIES , INC.
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

lives ranging from 15 to 25 years. Accumulated amortization was $3.6 million and $2.3 million as of October 2, 1998 and October 3, 1997, respectively.

During Fiscal 1998, CPI acquired two product lines with net assets of approximately $0.4 million for a purchase price of approximately $2.7 million. The $2.3 million difference between the purchase price and the fair value of the net assets acquired was allocated to goodwill and other intangibles and will be amortized over estimated useful lives ranging from 3 to 15 years. These product line acquisitions were accounted for as a purchase.

                     Warranty

CPI's products are generally warranted for a variety of periods, typically one to five years or a predetermined product usage life. A provision for estimated future costs of repair, replacement or customer accommodations are reflected in the accompanying consolidated financial statements.

                     Environmental Liabilities

Liabilities for environmental expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. There were no environmental liabilities established by CPI during Fiscal 1998, Fiscal 1997 or Fiscal 1996. Varian retained the environmental liabilities existing at the time of the Acquisition.

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

                     Income Taxes

Income taxes are accounted for under the asset and liability method. CPI's deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis and the financial reporting basis of assets and liabilities. The provision for income taxes is



                    COMMUNICATIONS & POWER INDUSTRIES , INC.
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


based upon the differences between financial reporting and tax basis of assets and liabilities measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.

                     Business Risks and Credit Concentrations

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

CPI believes that both its customer and industry base is well diversified, however, changes in the marketplace of any of the above named industries and/or volatility in the world's industrial economies may significantly affect management's estimates and CPI's performance.

Generally, CPI requires no collateral from its customers and CPI estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect CPI's estimate of its bad debts. Historical credit losses have been within management's expectations and most transactions to third world economies are backed by letters of credit.

                     Foreign Currency Translation

The functional currency of CPI's foreign subsidiaries is the U.S. dollar. Gains or losses resulting from the translation into U.S. dollars of amounts denominated in foreign currencies are included in the determination of net income.

The aggregate transaction and exchange gains and losses were a $263,000 gain, a $463,000 loss and a $296,000 loss for Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively.

                     Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of CPI's cash and cash equivalents, accounts receivable,


                    COMMUNICATIONS & POWER INDUSTRIES , INC.
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

and accounts payable approximate their fair values due to the relatively short period to maturity of the instruments. The fair value of CPI's Senior Subordinated Notes, based on quoted market prices or pricing models using current market rates, has been quoted at a level of 105 1/4 as of December 1998.

                     Change in Accounting Estimate

During Fiscal 1998, CPI reviewed and revised downward its estimate of disposal costs used in its calculation of lower of cost or market write-downs for long-term contracts to more closely reflect its cost structure versus the assumptions carried forward from the predecessor's operations for sales related expenses. The change resulted in an increase to net income of approximately $1 million.

3.  BALANCE SHEET COMPONENTS

                     Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts of $636,000 and $282,000 as of October 2, 1998 and October 3, 1997, respectively.

                     Inventories

Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:

                                                  Fiscal Year
                                            -----------------------
      (Dollars in thousands)                  1998            1997
                                            -------         -------
Raw materials and parts                     $38,327         $36,814
Work in process                              13,572          12,274
Finished goods                                1,024           1,662
                                            -------         -------
Total inventories                           $52,923         $50,750
                                            =======         =======



                    COMMUNICATIONS & POWER INDUSTRIES , INC.
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                     Property, Plant, and Equipment

The main components of property, plant, and equipment are as follows:

                                                  Fiscal Year
                                          ----------------------------
      (Dollars in thousands)                 1998               1997
                                          ---------          ---------
Land and land leaseholds                  $  36,408          $  36,284
Buildings                                    18,732             17,989
Machinery and equipment                      42,556             38,121
Leased equipment                              3,129              1,584
Construction in progress                      2,808              1,736
                                          ---------          ---------
Subtotal                                    103,633             95,714
Less accumulated depreciation
        and amortization                    (25,534)           (15,720)
                                          ---------          ---------
Net property, plant and equipment         $  78,099          $  79,994
                                          =========          =========


Accumulated amortization of equipment under capital lease arrangements was $547,000 and $33,000 as of October 2, 1998 and October 3, 1997, respectively, and is included in depreciation expense on the statement of cash flows.

                     Accrued Expenses

Accrued expenses are comprised of the following:


                                             Fiscal Year
                                      -----------------------
      (Dollars in thousands)            1998            1997
                                      -------         -------
Taxes                                 $   818         $   586
Payroll and employee benefits           9,417           9,939
Accrued interest                        2,520           2,483
Other                                   2,857           2,080
                                      -------         -------
Total accrued expenses                $15,612         $15,088
                                      =======         =======

4.   SENIOR CREDIT AGREEMENT

The Senior Credit Agreement provides for two term loans in the aggregate amount of $42.0 million, comprised of a $25.0 million "Term Loan A" tranche and a $17.0 million "Term Loan B" tranche, and a $35.0 million revolving credit facility which includes a sub-facility for letters of credit. This sub-facility was increased from $5.0 million to $7.5 million effective June 27, 1997. Availability of advances under the Revolving Credit Facility is subject to a borrowing base test. CPI's obligations



                    COMMUNICATIONS & POWER INDUSTRIES , INC.
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


under the Senior Credit Agreement are secured by substantially all of its assets (including the issued and outstanding capital stock of its direct and indirect subsidiaries) and are guaranteed by Holding and all of CPI's subsidiaries. As of October 2, 1998, CPI had $16.4 million available under the Revolving Credit Facility of which $2.2 million was available for issuance of letters of credit. As of October 6, 1998, the Company amended this Agreement and increased the Revolving Credit Facility by $10.0 million to allow CPI to operate with a similar level of liquidity as it had prior to its acquisition of the Microwave Components Division of Aydin Corporation that was also completed on October 6, 1998.

Borrowings under the Revolving Credit Facility and Term Loan A bear interest at a rate equal to the Eurodollar Rate (approximately 5.65% as of October 2, 1998) plus 2.5% per annum or the Base Rate (8.25% as of October 2, 1998) plus 1.0% per annum and borrowings under Term Loan B bear interest at a rate equal to the Eurodollar Rate plus 3.0% per annum or Base Rate plus 1.5% per annum, in each case as selected by CPI. Applicable interest rates on Term Loan A and the Revolving Credit Facility will be reduced by up to 0.5% per annum if CPI meets and continues to meet certain financial tests. In addition to customary fronting and other fees, CPI will pay a fee equal to 1.5% per annum on undrawn amounts of letters of credit and a commitment fee of 0.5% per annum on unused facilities under the Revolving Credit Facility.

The Term Loans are subject to quarterly payments in the aggregate annual amounts as follows (in thousands):

                   Term             Term
   Fiscal Year    Loan A           Loan B
   -----------    -------         -------
     1999         $ 6,000         $   200
     2000           7,500             200
     2001              --           6,050
     2002              --          10,000
     2003              --              --
                  -------         -------
                  $13,500         $16,450
                  =======         =======

As of October 2, 1998, CPI had made payments of $11.5 million against Term Loan A and $0.55 million against Term Loan B, of which, $5.5 million and $0.2 million were paid in Fiscal 1998 against Term Loan A and Term Loan B, respectively.

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

In addition, CPI is subject to certain affirmative and negative covenants customarily contained in agreements of this type, including, without limitation, covenants that restrict, subject to specified exceptions: (i) incurrence of additional indebtedness and other obligations; (ii) mergers or



                    COMMUNICATIONS & POWER INDUSTRIES , INC.
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


consolidations; (iii) asset sales; (iv) changes of control and corporate structure; (v) granting or incurrence of liens to secure any other indebtedness (including the Notes or the notes for which the Senior Preferred Stock is exchangeable (the "Exchange Notes")); (vi) prepayment or modification of the terms of other indebtedness (including the Notes and the Exchange Notes); (vii) engaging in transactions with affiliates; (viii) declaration or payment of dividends or distributions on CPI's capital stock; (ix) capital expenditures; and (x) other acquisition and investment activities. In addition, the Senior Credit Agreement requires that CPI, on a consolidated basis, maintain certain specified financial covenants, including a minimum fixed charge coverage ratio, minimum net worth and minimum EBITDA. As of October 2, 1998, CPI was in compliance with all covenants.

5.  SENIOR SUBORDINATED NOTES

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



                    COMMUNICATIONS & POWER INDUSTRIES , INC.
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


6.  SENIOR REDEEMABLE PREFERRED STOCK

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

During the year ended October 2, 1998, CPI paid preferred dividends through the issuance of 29,029 shares of its Senior Redeemable Preferred Stock at a value of $100 per share.

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



                    COMMUNICATIONS & POWER INDUSTRIES , INC.
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


to issue additional Exchange Notes on or prior to August 1, 2000 in lieu of paying cash interest, optional redemption and the date on which repayment is mandatory (all of which terms would be similar to the terms of Senior Preferred Stock), the terms of the Exchange Notes will be generally identical to the Notes.

7.  JUNIOR PREFERRED STOCK

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

During the year ended October 2, 1998, CPI paid preferred dividends through the issuance of 19,354 shares of its Junior Preferred Stock at a value of $100 per share .

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

8. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $16.4 million, $17.1 million, and $16.9 million in Fiscal 1998, Fiscal 1997, and Fiscal 1996, respectively. Cash paid for taxes was $1.1 million, $1.7 million, and $524,000 in Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively.

Non-cash financing activities included the payment of preferred dividends by CPI on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 29,029, 25,297 and 21,482 additional shares of its Senior Redeemable Preferred Stock and 19,354, 16,865 and 14,321 additional shares of its Junior Preferred Stock during Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively. Amortization of discount and issue costs on the Senior Redeemable Preferred Stock was $214,000 for each of the three years Fiscal 1998, Fiscal 1997, and Fiscal 1996.



                    COMMUNICATIONS & POWER INDUSTRIES , INC.
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Equipment of $1.5 million and $1.6 million was acquired under capital leases for Fiscal 1998 and Fiscal 1997, respectively.

9.  LEASE COMMITMENTS
At October 2, 1998, CPI was committed to minimum rentals under noncancellable operating lease agreements primarily for land and facility space. CPI also leases certain computer equipment under capital leases that expire in 2003. As collateral for these capital leases, CPI has issued letters of credit totalling $1.5 million. A summary of future minimum lease payments (in thousands) follows:

                                                                             Capital        Operating            Sublease
     Fiscal Year                                                              Leases           Leases              Income
     -----------                                                             -------        ---------            --------
     1999                                                                       $972            1,053            $     487
     2000                                                                        989              376                   -
     2001                                                                        989              296                   -
     2002                                                                        841              147                   -
     2003                                                                        104               62                   -
     Thereafter                                                                   -                 5                   -
                                                                             -------        ---------            --------
     Total future minimum lease payments                                       3,895        $   1,939            $    487
                                                                             =======        =========            ========
     Less amount representing interest, sales tax
       and additional obligations                                                806
                                                                             -------
     Present value of future minimum lease                                     3,089
       payments
     Less current portion of obligations under
       capital leases                                                            541
                                                                             -------
     Obligations under capital leases, less current
       portion                                                                $2,548
                                                                              ======


Real estate taxes, insurance, and maintenance are also obligations of CPI. Rental expense under noncancellable operating leases amounted to $721,000, $734,000, and $777,000 for Fiscal 1998, Fiscal 1997, and Fiscal 1996,
respectively.

10.  CONTINGENCIES

The amount of outstanding letters of credit provided for under CPI's Senior Credit Agreement was approximately $5.3 million as of October 2, 1998. These outstanding obligations are comprised of the following: $2.0 million to one foreign customer related to an advance payment guarantee, $1.5 million to two lenders related to capital lease arrangements and $1.8 million to various other beneficiaries related primarily to insurance needs and performance bond guarantees.

Varian is currently a defendant in certain legal actions relating to the Predecessor and could incur an uninsured liability in one or more of them. The agreement for the sale of the Predecessor provides for Varian's retention of liability arising out of the above referenced litigation. Accordingly, in the



                    COMMUNICATIONS & POWER INDUSTRIES , INC.
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)

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

11.  SEGMENTS AND RELATED INFORMATION

CPI operates in a single business segment under the guidance of SFAS No. 14. CPI covers and is engaged in the development, manufacture and sale of a broad line of electron devices used in broadcasting, communications, and other commercial and military applications.

CPI's North American operations (in the United States and Canada) are responsible for the design and development of all products as well as manufacturing and shipping to meet worldwide customer commitments. CPI's operations outside of North America consist of sales offices in certain foreign countries. Accordingly, for financial statement purposes, it is not meaningful to segregate operating profits for the foreign operations. Identifiable assets outside of North America are less than 10% of total consolidated assets. Information about CPI's sales to geographical regions are presented in the table below. Sales to unaffiliated customers is based on the location of the customer.



                    COMMUNICATIONS & POWER INDUSTRIES , INC.
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                 Net Sales
                                 ------------------------------------------
(Dollars in thousands)            Fiscal           Fiscal           Fiscal
                                   1998             1997             1996
                                 --------         --------         --------
United States & Canada           $163,472         $173,593         $171,656
Europe & Territories (1)           70,811           57,368           54,733
Other                              26,405           22,478           31,060
                                 --------         --------         --------
Total CPI Sales                  $260,688         $253,439         $257,449
                                 ========         ========         ========

(1)  Includes primarily Europe, Russia, Middle East and India.

Export sales to unaffiliated customers located outside of North America, including Japan, Asia, Australia and South America, were $31.5 million, $24.2 million, and $27.6 million for Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively.

The U.S. Government is the only customer who accounted for 10% or more of consolidated net sales in Fiscal 1998, Fiscal 1997 and Fiscal 1996. Sales under prime contracts to the U.S. Government accounted for approximately $35.5 million, $34.0 million and $41.9 million of the Company's consolidated revenues for Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively.


12.  RESEARCH AND DEVELOPMENT

CPI-sponsored research and development costs related to both present and future products are expensed currently. Customer-sponsored research and developments costs are charged to cost of sales to match revenue received. Total expenditures incurred by CPI on research and development are summarized as follows:


                                                  CPI          Customer         Total
   (Dollars in thousands)                      Sponsored       Sponsored        Incurred
                                               ---------       ---------       ---------
52-week period ended October 2, 1998            $ 7,455         $ 5,973         $13,428
53-week period ended October 3, 1997              7,681           5,897          13,578
52-week period ended September 27, 1996           8,308           7,250          15,558




                    COMMUNICATIONS & POWER INDUSTRIES , INC.
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


13.  PROVISION FOR INCOME TAXES

Earnings (loss) before income taxes for domestic and non-U.S. operations is as follows:


                                  52-week        53-week         52-week
                                period ended   period ended     period ended
                                  October 2,    October 3,      September 27,
  (Dollars in thousands)           1998            1997            1996
                                ------------   ------------     -------------
Domestic                         $ 3,360         $ 7,381         $ 7,750
Non-U.S                            5,567           3,391           2,661
                                 -------         -------         -------
Total                            $ 8,927         $10,772         $10,411
                                 =======         =======         =======


The provision (benefit) for income taxes is comprised of the following:


                                              52-week           53-week          52-week
                                            period ended      period ended      period ended
                                             October 2,        October 3,       September 27,
         (Dollars in thousands)                1998              1997              1996
                                            ------------      ------------      -------------
CURRENT
  U.S. federal                               $     80          $  1,677          $  9,257
  State                                          (571)              573             1,957
  Non-U.S                                         632             1,113               606
                                             --------          --------          --------
    Total Current                                 141             3,363            11,820
                                             --------          --------          --------
DEFERRED
  U.S. federal                                  3,677            (5,699)           (8,844)
  State                                          (545)           (1,098)           (1,154)
  Non-U.S                                         477               434               246
                                             --------          --------          --------
    Total Deferred                              3,609            (6,363)           (9,752)
                                             --------          --------          --------
Provision (benefit) for income taxes         $  3,750          $ (3,000)         $  2,068
                                             ========          ========          ========



                    COMMUNICATIONS & POWER INDUSTRIES , INC.
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


The significant components of the CPI's deferred tax assets and liabilities are as follows:


                                                   Fiscal Year
          (Dollars in thousands)             1998              1997
                                           --------          --------
DEFERRED TAX ASSETS:
  Inventory                                $  4,724          $  4,770
  Product warranty                            3,945             2,523
  Accrued vacation                            2,193             1,999
  Deferred compensation                          62               525
  Excess purchase price                      10,359            10,426
  Foreign tax credits                         1,193                --
  Other                                          --             2,124
                                           --------          --------
    Total deferred tax assets                22,476            22,367
DEFERRED TAX LIABILITIES:
  Accelerated depreciation                   (4,983)           (2,645)
  Foreign jurisdictions, net                 (1,158)             (681)
  Other                                      (1,186)               --
                                           --------          --------
    Total deferred tax liabilities           (7,327)           (3,326)

Net deferred tax asset                     $ 15,149          $ 19,041
                                           ========          ========


CPI has unutilized U.S. Federal foreign tax credits of $1,193,000 at the end of Fiscal 1998. The Federal foreign tax credits may be carried back two years and forward five years.

Based upon the level of historical taxable income and projections for future taxable income, management believes that no valuation allowance is necessary at the end of Fiscal 1998 and Fiscal 1997.



                    COMMUNICATIONS & POWER INDUSTRIES , INC.
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


The differences between the effective income tax rate and the statutory federal income tax rate are as follows:


                                                  52-week          53-week            52-week
                                                period ended     period ended       period ended
                                                  October 2,       October 3,       September 27,
                                                    1998             1997              1996
                                                ------------     ------------       -------------
Statutory federal income tax rate                    35.0%            35.0%             35.0%
State and local income tax, net of
    federal tax benefit                                --              6.4%              4.9%
Rate differential on foreign income tax
    expense (benefit) and withholding tax             2.0%             3.0%               .2%
Foreign sales corporation                              --               --              (2.8%)
Change to the beginning of year
    valuation allowance                                --            (74.3%)           (19.2%)
Other                                                 5.0%             2.0%              1.8%
                                                   ------           ------            ------
Effective tax rate                                   42.0%           (27.9%)            19.9%
                                                   ======           ======            ======


14.  RETIREMENT AND PROFIT SHARING PLANS

CPI provides a qualified 401(k) investment plan covering substantially all of its domestic and Canadian employees. The plan provides for CPI to contribute an amount based on a percentage of each participant's base pay. CPI also has a Non-Qualified Deferred Compensation Plan (the "Non-Qualified Plan") that allows eligible executives and directors to defer a portion of their compensation. Participant contributions and CPI matching contributions to the Non-Qualified Plan are always 100% vested. The deferred compensation liability amounted to approximately $434,000 and $314,000 as of October 2, 1998 and October 3, 1997, respectively.

Total contributions to these plans by CPI was $2.6 million for Fiscal 1998, $2.5 million for Fiscal 1997, and $2.6 million for Fiscal 1996.

CPI's bonus program provides incentive bonuses to senior management if certain performance goals are achieved and to employees if these goals are exceeded. Such performance goals are measured based upon earnings before interest, taxes, depreciation and amortization, return on sales and asset utilization.




                    COMMUNICATIONS & POWER INDUSTRIES , INC.
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


15.  TRANSACTIONS WITH VARIAN

Sales to, and purchases from, Varian lines of business were as follows:

                                                 52-week                  53-week                    52-week
                                              period ended             period ended                period ended
            (Dollars in thousands)           October 2, 1998          October 3, 1997           September 27, 1996
                                             ---------------          ---------------           ------------------
       Sales to Varian                           $9,652                    $9,234                     $12,809
       Purchases from Varian                      5,054                     5,742                       5,171


In connection with the Acquisition, CPI entered into various agreements with Varian that provide for various services to be performed by or for Varian or for products to be purchased from or provided to Varian. A summary of the significant agreements still in effect at the end of Fiscal 1998 are as follows:

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

Trademark License Agreement Generally, under the terms of the Trademark License Agreement, CPI is licensed to identify its products as "formerly made by Varian" for a period of ten years from the closing of the Acquisition. At the expiration of the 10-year period, CPI will not be permitted to utilize any Varian trademarks.

CPI and Varian have also entered into certain other agreements covering access to certain of CPI's facilities as well as subleased and shared facilities.

16.  RELATED PARTY TRANSACTIONS

Holding and CPI have entered into an agreement to pay $362,000, plus out-of-pocket expenses, annually to an advisor group of Holding's majority shareholder. Certain individuals of the investor's advisor group are members of Holding's and CPI's respective Boards of Directors.



                    COMMUNICATIONS & POWER INDUSTRIES , INC.
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


In connection with Holding's 1995 Management Equity Plan, certain executive officers of CPI and Holding elected to pay a portion of the purchase price for their Management Shares by delivery of a secured promissory note to Holding. The aggregate principle amount of such Management Notes was $895,376 as of October 2, 1998. Of this amount, $700,000 is secured by a pledge of a portion (from 50% to 75%) of the Management Shares issued to each executive officer and is guaranteed by Varian. The balance of $195,376 is secured by a pledge of approximately 91% of the Management Shares issued, but is not guaranteed by Varian. Outstanding principal under each type of Management Note bears interest at an annually adjustable rate equal to the "Applicable Federal Rate" in effect under Internal Revenue Code Section 1274(d) for obligations of a term equal to the then-remaining term of such note. Recourse by Holding under both types of Management Notes is limited to the Management Shares pledged to secure the applicable note.

17.  PARENT COMPANY DATA

Holding has guaranteed CPI's senior debt obligations. Holding has no operations other than its ownership of CPI. The consolidated balance sheets of Holding as of October 2, 1998 and October 3, 1997 are substantially identical to that of CPI and its subsidiaries, other than the presentation of CPI's preferred stock as minority interest and the components of stockholders' equity of Holding and is summarized as follows (in thousands, except per share amounts):

                                                                                     October 2,          October 3,
                  ASSETS                                                               1998                1997
                                                                                     ---------           ---------
Current Assets                                                                       $ 111,276             113,457
Long-term Assets                                                                       117,936             123,939
                                                                                     ---------           ---------

   Total assets                                                                      $ 229,212             237,396
                                                                                     =========           =========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                                                                  $  65,319              72,990
Long-term debt and deferred taxes                                                      126,298             131,534
                                                                                     ---------           ---------

   Total liabilities                                                                   191,617             204,524

Senior Redeemable Preferred Stock of subsidiary                                         20,683              17,566
Junior Preferred Stock of subsidiary                                                    14,400              12,465
Stockholders' Equity:
  Common stock ($.01 par value, 400,000 shares authorized,
      197,270 and 199,350 shares issued and outstanding as of 1998 and 1997                  2                   2
   Additional paid-in capital                                                           19,181              19,677
   Accumulated deficit                                                                 (15,614)            (15,738)
   Less stockholder loans                                                               (1,057)             (1,100)
                                                                                     ---------           ---------

        Total Liabilities and stockholders' equity                                   $ 229,212             237,396
                                                                                     =========           =========



                    COMMUNICATIONS & POWER INDUSTRIES , INC.
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)

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

18.  SUBSEQUENT EVENTS

On October 6, 1998, CPI completed the acquisition of the Microwave Components Division ("MCD") of Aydin Corporation for approximately $8.8 million. The purchase was based on MCD net assets of approximately $2.4 million and is subject to adjustment based on a final closing balance sheet. In the future, this acquisition will be identified as the Solid State Products Division of CPI.




                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Communications & Power Industries Holding Corporation:

We have audited the accompanying consolidated balance sheets of Communications & Power Industries Holding Corporation and subsidiaries ("Holding") as of October 2, 1998 and October 3, 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the 52-week period ended October 2, 1998, the 53-week period ended October 3, 1997 and the 52-week period ended September 27, 1996. In connection with our audits of the consolidated financial statements for the periods indicated above, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of Holding's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Communications & Power Industries Holding Corporation and subsidiaries as of October 2, 1998 and October 3, 1997, the results of their operations and their cash flows for the 52-week period ended October 2, 1998, the 53-week period ended October 3, 1997, and the 52-week period ended September 27, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                         s/KPMG PEAT MARWICK LLP
Mountain View, California
November 13, 1998





                       COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION
                                and subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                                                       October 2,        October 3,
                                   ASSETS                                                  1998              1997
                                                                                        ---------         ---------
CURRENT ASSETS
     Cash and cash equivalents                                                          $     448             2,027
     Accounts receivable, net                                                              49,484            52,326
     Inventories                                                                           52,923            50,750
     Deferred taxes                                                                         6,981             7,133
     Other current assets                                                                   1,440             1,221
                                                                                        ---------         ---------
        Total current assets                                                              111,276           113,457

Property, plant, and equipment, net                                                        78,099            79,994
Goodwill and other intangibles, net                                                        25,147            24,144
Debt issue costs, net                                                                       6,522             7,893
Deferred taxes                                                                              8,168            11,908
                                                                                        ---------         ---------
        Total assets                                                                    $ 229,212           237,396
                                                                                        =========         =========
LIABILITIES, SENIOR REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Revolving credit facility                                                          $  13,300            22,800
     Current portion of term loans                                                          6,200             5,700
     Current portion of capital leases                                                        541                --
     Accounts payable - trade                                                              13,140            10,419
     Accrued expenses                                                                      15,612            15,088
     Product warranty                                                                       3,734             4,211
     Income taxes payable                                                                  10,259            11,975
     Advance payments from customers                                                        2,533             2,797
                                                                                        ---------         ---------
        Total current liabilities                                                          65,319            72,990

Senior term loans                                                                          23,750            29,950
Senior subordinated notes                                                                 100,000           100,000
Obligations under capital leases                                                            2,548             1,584
                                                                                        ---------         ---------
        Total liabilities                                                                 191,617           204,524
                                                                                        ---------         ---------
SENIOR REDEEMABLE PREFERRED STOCK ($.01 par value, 325,000 shares authorized;
     225,808 and 196,779 shares issued and outstanding as of 1998 an 1997,
     respecively, liquidiation preference $100 per share)                                  20,683            17,566
                                                                                        ---------         ---------
JUNIOR PREFERRED STOCK OF SUBSIDIARY ($.01 par value, 525,000 shares authorized:
     150,540 and 131,186 shares issued and outstanding as of 1998 and 1997, respectively, liquidiation preference $100 per share)
Commitments and contingencies                                                              14,400            12,465
                                                                                        ---------         ---------
STOCKHOLDERS' EQUITY
     Common stock ($.01 par value, 400,000 shares authorized; 197,270 and 199,350
        shares issued and outstanding as of 1998 and 1997, respectively)                        2                 2
     Additional paid-in capital                                                            19,181            19,677
     Accumulated deficit                                                                  (15,614)          (15,738)
     Stockholder loans                                                                     (1,057)           (1,100)
                                                                                        ---------         ---------
        Net stockholders' equity                                                            2,512             2,841
        Total liabilities, senior redeemable preferred stock and stockholders' equity   $ 229,212           237,396
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

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                       52-Week            53-Week           52-Week
                                                     period ended      period ended       period ended
                                                      October 2,        October 3,        September 27,
                                                         1998              1997               1996
                                                       --------          --------           --------

Sales                                                  $260,688           253,439            257,449
Cost of sales                                           194,410           183,678            184,482
                                                       --------          --------           --------

Gross profit                                             66,278            69,761             72,967
                                                       --------          --------           --------

Operating costs and expenses:
  Research and development                                7,455             7,681              8,308
  Selling and marketing                                  19,168            19,701             19,886
  General and administrative                             12,935            12,568             15,468
                                                       --------          --------           --------
Total operating costs and expenses                       39,558            39,950             43,662
                                                       --------          --------           --------

Operating income                                         26,720            29,811             29,305

Interest expense                                         17,793            19,039             18,894
                                                       --------          --------           --------
Earnings before taxes                                     8,927            10,772             10,411

Income tax expense (benefit)                              3,750            (3,000)             2,068
                                                       --------          --------           --------

Net earnings before preferred stock dividends             5,177            13,772              8,343
   of subsidiary

Preferred dividends:
  Senior Redeemable Preferred Stock                       2,904             2,530              2,148
  Junior Preferred Stock                                  1,935             1,686              1,432
                                                       --------          --------           --------
Net earnings attributable to Common Stock              $    338             9,556              4,763
                                                       --------          --------           --------

See accompanying notes to the consolidated financial statements.


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                        (in thousands, except share data)

                                                                                                       Total
                                                           Additional                               Stockholders'
                                               Common       Paid-in      Accumulated   Stockholder     Equity
                                                Stock       Capital        Deficit        Loans        (Deficit)
                                              --------      --------      --------      --------      --------

Balances, September 29, 1995                         2        19,741       (29,627)       (1,000)      (10,884)

Amortization of discount and issue costs
     on Senior Redeemable Preferred Stock                                     (214)                       (214)
Payment of dividends on Senior
   Redeemable Preferred Stock                                               (2,149)                     (2,149)
Payment of dividends on Junior
   Preferred Stock                                                          (1,433)                     (1,433)
Net earnings                                                                 8,343                       8,343
Repayment of stockholder loans                                                                25            25
Interest accrued on stockholder loans                                                        (67)          (67)
                                              --------      --------      --------      --------      --------
Balances, September 27, 1996                         2        19,741       (25,080)       (1,042)       (6,379)

Amortization of discount and issue costs
 on Senior Redeemable Preferred Stock                                         (214)                       (214)
Payment of dividends on Senior
   Redeemable Preferred Stock                                               (2,530)                     (2,530)
Payment of dividends on Junior
   Preferred Stock                                                          (1,686)                     (1,686)
Net earnings                                                                13,772                      13,772
Interest accrued on stockholder loans                                                        (58)          (58)
Purchase of Treasury Stock                                       (64)                                      (64)
                                              --------      --------      --------      --------      --------
Balances, October 3, 1997                            2        19,677       (15,738)       (1,100)        2,841

Amortization of discount and issue costs
   on Senior Redeemable Preferred Stock                                       (214)                       (214)
Payment of dividends on Senior
   Redeemable Preferred Stock                                               (2,904)                     (2,904)
Payment of dividends on Junior
   Preferred Stock                                                          (1,935)                     (1,935)
Net earnings                                                                 5,177                       5,177
Repayment of stockholder loans                                                                80            80
Interest accrued on stockholder loans                                                        (37)          (37)
Issuance of Treasury Stock                                       696                                       696
Purchase of Treasury Stock                                    (1,192)                                   (1,192)
                                              --------      --------      --------      --------      --------

Balances, October 2, 1998                     $      2        19,181       (15,614)       (1,057)        2,512
                                              ========      ========      ========      ========      ========

See accompanying notes to the consolidated financial statements


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              52-Week          53-Week        52-Week
                                                           period ended     period ended    period ended
                                                            October 2,       October 3,      September 27,
                                                                1998            1997            1996
                                                              --------        --------        --------
OPERATING ACTIVITIES
    Net cash provided by operating activities                 $ 23,309           5,320          11,290
                                                              --------        --------        --------

INVESTING ACTIVITIES
    Proceeds from sale of
         property, plant and equipment                              61           2,545              --
    Purchase of property, plant, and equipment                  (6,565)         (9,183)        (12,472)
    Product line acquisitions                                   (2,730)             --              --
    Other investing activities                                      --              --            (114)
                                                              --------        --------        --------
    Net cash used in investing activities                       (9,234)         (6,638)        (12,586)
                                                              --------        --------        --------

FINANCING ACTIVITIES
    Repayments on capital leases                                   (38)             --              --
    Net (Repayments)/Proceeds from revolving credit
         facility                                               (9,500)          5,800          (2,600)
    Repayments on Senior term loans                             (5,700)         (3,950)         (2,400)
    Repayments on debt issuance costs                               --            (194)           (243)
    Issuance of treasury stock                                     696              --              --
    Purchases on treasury stock                                 (1,192)            (64)             --
    Repayments of stockholder loans                                 80              --              25
                                                              --------        --------        --------
    Net cash provided by (used in) financing activities        (15,654)          1,592          (5,218)
                                                              --------        --------        --------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                                     (1,579)            274          (6,514)
Cash and cash equivalents at beginning of period                 2,027           1,753           8,267
                                                              --------        --------        --------

Cash and cash equivalents at end of period                    $    448           2,027           1,753
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



                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (in thousands)

                                                       52-Week         53-Week         52-Week
                                                    period ended    period ended     period ended
                                                      October 2,      October 3,     September 27,
                                                         1998            1997            1996
                                                       --------        --------        --------

DETAIL OF NET CASH PROVIDED
  BY OPERATING ACTIVITIES
Net earnings before preferred                          $  5,177          13,772           8,343
  dividends of subsidiary
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation                                          9,981           8,572           6,670
    Amortization of deferred debt issue costs             1,372           1,952           1,962
    Amortization of goodwill and intangibles              1,316           1,058           1,061
    Deferred taxes                                        3,892          (6,363)         (9,752)
    Interest accrued on stockholder loans                   (37)            (58)            (67)
    (Gain)/Loss on the disposition of assets                 32            (471)             --
    Changes in operating assets and liabilities:
         Accounts receivable                              2,842          (1,946)         (5,637)
         Inventories                                     (1,863)         (4,279)         (1,706)
         Other current assets                              (219)            913             433
         Accounts payable - trade                         2,721            (108)         (5,947)
         Accrued expenses                                   552          (7,283)          2,585
         Product warranty                                  (477)           (116)           (363)
         Income tax payable                              (1,716)          1,415          10,560
         Advance payments from customers                   (264)         (1,738)          3,148
                                                       --------        --------        --------
Net cash provided by operating activities              $ 23,309           5,320          11,290
                                                       ========        ========        ========


See accompanying notes to the consolidated financial statements.


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



1.  NATURE OF OPERATIONS

Communications & Power Industries Holding Corporation ("Holding"), through its wholly owned subsidiary, Communications & Power Industries, Inc. ("CPI", both companies together referred to as "the Company") develops, manufactures and distributes microwave and power grid vacuum electronic devices, microwave amplifiers, modulators and various other power supply equipment and devices. The Company operates six manufacturing locations in North America, and sells and services its products and customers worldwide primarily through a direct sales force.

In August 1995, CPI acquired substantially all of the assets of Varian Associates, Inc.'s ("Varian's") Electron Device business ("the Acquisition") and then was merged with a wholly owned subsidiary of Communications & Power Industries Holding Corporation, a corporation newly formed by a group of investors, including management of Holding and CPI. The Acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated based upon the fair values of assets acquired and liabilities assumed as of August 11, 1995. Financing for the Acquisition was obtained through the issuance of 12% Senior Subordinated Notes due 2005 (the "Senior Subordinated Notes") of CPI in the aggregate principal amount of $100.0 million, the issuance of Series A 14% Senior Redeemable Exchangeable Cumulative Preferred Stock due 2007 (the "Senior Redeemable Preferred Stock") of CPI and the issuance of Series A 14% Junior Cumulative Preferred Stock (the "Junior Preferred Stock") of CPI and common stock of Holding.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Basis of Presentation

The accompanying consolidated financial statements include the accounts of Holding and its direct and indirect wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company's fiscal years are the 52- or 53-week periods which end on the Friday nearest September 30. All references to years in these notes to consolidated financial statements represent fiscal year unless otherwise noted.

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

The estimated sales values of performance under certain contracts to commercial customers and U.S. Government fixed-price and fixed-price incentive contracts in process are recognized under the percentage of completion method of accounting where the sales value is determined on the basis of costs incurred. Provisions for anticipated losses are made in the period in which they first become determinable. Sales under cost-reimbursement contracts, primarily research and development contracts, are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. The fees under certain U.S. Government contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue at the time the amounts can be reasonably determined.

                  Property, Plant, and Equipment

Property, plant, and equipment acquired by the Company at the date of the Acquisition are carried at fair value as of the date of acquisition. Property, plant and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed currently. Plant and equipment are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is shorter. Estimated useful lives of property, plant, and equipment are as follows: land leaseholds, the life of the lease; buildings, 20 to 40 years; machinery and equipment, 3 to 7 years.

                  Accounting for Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to future net cash flows expected to be generated from the operation and sale of long-lived assets. If such assets are considered to be impaired, the Company's carrying value is reduced to its estimated fair value.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The Company assesses the recoverability of the carrying amount of goodwill by determining whether the carrying amount of goodwill can be recovered through undiscounted net cash flows of the acquired operation over the remaining amortization period. If determined to be impaired, the carrying amount is reduced to its estimated fair value which is based on an estimate of discounted future net cash flows. Goodwill is being amortized on a straight-line basis over estimated useful


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



lives ranging from 15 to 25 years. Accumulated amortization was $3.6 million and $2.3 million as of October 2, 1998 and October 3, 1997, respectively.

During Fiscal 1998, CPI acquired two product lines with net assets of approximately $0.4 million for a purchase price of approximately $2.7 million. The $2.3 million difference between the purchase price and the fair value of the net assets acquired was allocated to goodwill and other intangibles and will be amortized over estimated useful lives ranging from 3 to 15 years. These product line acquisitions were accounted for as a purchase.

                  Warranty

The Company's products are generally warranted for a variety of periods, typically one to five years or a predetermined product usage life. A provision for estimated future costs of repair, replacement or customer accommodations are reflected in the accompanying consolidated financial statements.

                  Environmental Liabilities

Liabilities for environmental expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. There were no environmental liabilities established by the Company during Fiscal 1998, Fiscal 1997 or Fiscal 1996. Varian retained the environmental liabilites existing at the time of the Acquisition

                  Deferred Debt Issue Costs

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

                  Income Taxes

Income taxes are accounted for under the asset and liability method. Holding's deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis and the financial reporting basis of assets and liabilities. The provision for income taxes is based upon the differences between financial reporting and tax basis of assets and liabilities measured using the enacted tax rates and laws in effect when the differences are expected to reverse.

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.

                  Business Risks and Credit Concentrations

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

The Company believes that both its customer and industry base is well diversified, however, changes in the marketplace of any of the above named industries and/or volatility in the world's industrial economies may significantly affect management's estimates and the Company's performance.

Generally, the Company requires no collateral from its customers and the Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts. Historical credit losses have been within management's expectations and most transactions to third world economies are backed by letters of credit.

                  Foreign Currency Translation

The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Gains or losses resulting from the translation into U.S. dollars of amounts denominated in foreign currencies are included in the determination of net income.

The aggregate transaction and exchange gains and losses were a $263,000 gain, a $463,000 loss and a $296,000 loss for Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively.

                  Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the relatively short period to maturity of the instruments. The fair value of CPI's Senior Subordinated Notes, based on quoted market prices or pricing models using current market rates, has been quoted at a level of 105 1/4 as of December 1998.


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




                  Change in Accounting Estimate

During Fiscal 1998, the Company reviewed and revised downward its estimate of disposal costs used in its calculation of lower of cost or market write-downs for long-term contracts to more closely reflect its cost structure versus the assumptions carried forward from the predecessor's operations for sales related expenses. The change resulted in an increase to net income of approximately $1 million.

3.  BALANCE SHEET COMPONENTS

                  Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts of $636,000 and $282,000 as of October 2, 1998 and October 3, 1997, respectively.

                  Inventories

Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:

                                 Fiscal Year
(Dollars in thousands)        1998        1997
                            -------     -------
Raw materials and parts     $38,327     $36,814
Work in process              13,572      12,274
Finished goods                1,024       1,662
                            -------     -------
Total inventories           $52,923     $50,750
                            =======     =======


                  Property, Plant, and Equipment

The main components of property, plant, and equipment are as follows:



                                              Fiscal Year
         (Dollars in thousands)            1998           1997
                                      ---------      ---------
Land and land leaseholds              $  36,408         36,284
Buildings                                18,732         17,989
Machinery and equipment                  42,556         38,121
Leased equipment                          3,129          1,584
Construction in progress                  2,808          1,736
                                      ---------      ---------
Subtotal                                103,633         95,714
Less accumulated depreciation
        and amortization                (25,534)       (15,720)
                                      ---------      ---------
Net property, plant and equipment     $  78,099         79,994
                                      =========      =========

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Accumulated amortization of equipment under capital lease arrangements was $547,000 and $33,000 as of October 2, 1998 and October 3, 1997, respectively, and is included in depreciation expense on the statement of cash flows.

                  Accrued Expenses

Accrued expenses are comprised of the following:

                                         Fiscal Year
         (Dollars in thousands)        1998        1997
                                    -------     -------

Taxes                               $   818     $   586
Payroll and employee benefits         9,417       9,939
Accrued interest                      2,520       2,483
Other                                 2,857       2,080
                                    -------     -------
Total accrued expenses              $15,612     $15,088
                                    =======     =======


4.  SENIOR CREDIT AGREEMENT

The Senior Credit Agreement provides for two term loans in the aggregate amount of $42.0 million, comprised of a $25.0 million "Term Loan A" tranche and a $17.0 million "Term Loan B" tranche, and a $35.0 million revolving credit facility which includes a sub-facility for letters of credit. This sub-facility was increased from $5.0 million to $7.5 million effective June 27, 1997. Availability of advances under the Revolving Credit Facility is subject to a borrowing base test. CPI's obligations under the Senior Credit Agreement are secured by substantially all of its assets (including the issued and outstanding capital stock of its direct and indirect subsidiaries) and are guaranteed by Holding and all of CPI's subsidiaries. As of October 2, 1998, CPI had $16.4 million available under the Revolving Credit Facility of which $2.2 million was available for issuance of letters of credit. As of October 6, 1998, the Company amended this Agreement and increased the Revolving Credit Facility by $10.0 million to allow CPI to operate with a similar level of liquidity as it had prior to its acquisition of the Microwave Components Division of Aydin Corporation that was also completed on October 6, 1998.

Borrowings under the Revolving Credit Facility and Term Loan A bear interest at a rate equal to the Eurodollar Rate (approximately 5.65% as of October 2, 1998) plus 2.5% per annum or the Base Rate (8.25% as of October 2, 1998) plus 1.0% per annum and borrowings under Term Loan B bear interest at a rate equal to the Eurodollar Rate plus 3.0% per annum or Base Rate plus 1.5% per annum, in each case as selected by CPI. Applicable interest rates on Term Loan A and the Revolving Credit Facility will be reduced by up to 0.5% per annum if CPI meets and continues to meet certain financial tests. In addition to customary fronting and other fees, CPI will pay a fee equal to 1.5% per annum on undrawn amounts of letters of credit and a commitment fee of 0.5% per annum on unused facilities under the Revolving Credit Facility.


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


The Term Loans are subject to quarterly payments in the aggregate annual amounts as follows (in thousands):

                      Term        Term
    Fiscal Year      Loan A      Loan B
    -----------      -------     -------
       1999         $ 6,000     $   200
       2000           7,500         200
       2001              --       6,050
       2002              --      10,000
       2003              --          --
                    -------     -------
                    $13,500     $16,450
                    =======     =======

As of October 2, 1998, CPI had made payments of $11.5 million against Term Loan A and $0.55 million against Term Loan B, of which, $5.5 million and $0.2 million were paid in Fiscal 1998 against Term Loan A and Term Loan B, respectively.

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

In addition, CPI is subject to certain affirmative and negative covenants customarily contained in agreements of this type, including, without limitation, covenants that restrict, subject to specified exceptions: (i) incurrence of additional indebtedness and other obligations; (ii) mergers or consolidations;
(iii) asset sales; (iv) changes of control and corporate structure; (v) granting or incurrence of liens to secure any other indebtedness (including the Notes or the notes for which the Senior Preferred Stock is exchangeable (the "Exchange Notes")); (vi) prepayment or modification of the terms of other indebtedness (including the Notes and the Exchange Notes); (vii) engaging in transactions with affiliates; (viii) declaration or payment of dividends or distributions on CPI's capital stock; (ix) capital expenditures; and (x) other acquisition and investment activities. In addition, the Senior Credit Agreement requires that CPI, on a consolidated basis, maintain certain specified financial covenants, including a minimum fixed charge coverage ratio, minimum net worth and minimum EBITDA. As of October 2, 1998, CPI was in compliance with all covenants.

5.  SENIOR SUBORDINATED NOTES

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

6.  SENIOR REDEEMABLE PREFERRED STOCK

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

During the year ended October 2, 1998, CPI paid preferred dividends through the issuance of 29,029 shares of its Senior Redeemable Preferred Stock at a value of $100 per share.

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

7.  JUNIOR PREFERRED STOCK

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

During the year ended October 2, 1998, CPI paid preferred dividends through the issuance of 19,354 shares of its Junior Preferred Stock at a value of $100 per share.


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

8.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $16.4 million, $17.1 million, and $16.9 million in Fiscal 1998, Fiscal 1997, and Fiscal 1996, respectively. Cash paid for taxes was $1.1 million, $1.7 million, and $524,000 in Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively.

Non-cash financing activities included the payment of preferred dividends by CPI on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 29,029, 25,297 and 21,482 additional shares of its Senior Redeemable Preferred Stock and 19,354, 16,865 and 14,321 additional shares of its Junior Preferred Stock during Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively. Amortization of discount and issue costs on the Senior Redeemable Preferred Stock was $214,000 for each of the three years Fiscal 1998, Fiscal 1997 and Fiscal 1996. Equipment of $1.5 million and $1.6 million was acquired under capital leases for Fiscal 1998 and Fiscal 1997, respectively.


9.  LEASE COMMITMENTS

At October 2, 1998, the Company was committed to minimum rentals under noncancellable operating lease agreements primarily for land and facility space. The Company also leases certain computer equipment under capital leases that expire in 2003. As collateral for these capital leases, the Company has issued letters of credit totalling $1.5 million. A summary of future minimum lease payments (in thousands) follows:

                                                                    Capital    Operating    Sublease
         Fiscal Year                                                 Leases       Leases      Income
         -----------                                                 ------       ------      ------
         1999                                                          $972       $1,053        $487
         2000                                                           989          376          --
         2001                                                           989          296          --
         2002                                                           841          147          --
         2003                                                           104           62          --
         Thereafter                                                      --            5          --
                                                                 ----------  -----------  ----------
         Total future minimum lease payments                          3,895       $1,939        $487
                                                                             ===========  ==========
         Less amount representing interest, sales tax and
             additional obligations                                    806
                                                                 ---------
         Present value of future minimum lease  payments             3,089
         Less current portion of obligations under capital
             leases                                                    541
                                                                 ---------
         Obligations under capital leases, less current portion  $   2,548
                                                                 =========

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



Real estate taxes, insurance, and maintenance are also obligations of the Company. Rental expense under noncancellable operating leases amounted to $721,000, $734,000, and $777,000 for Fiscal 1998, Fiscal 1997, and Fiscal 1996,
respectively.

10.  CONTINGENCIES

The amount of outstanding letters of credit provided for under CPI's Senior Credit Agreement was approximately $5.3 million as of October 2, 1998. These outstanding obligations are comprised of the following: $2.0 million to one foreign customer related to an advance payment guarantee, $1.5 million to two lenders related to capital lease arrangements and $1.8 million to various other beneficiaries related primarily to insurance needs and performance bond guarantees.

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


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



11.  SEGMENTS AND RELATED INFORMATION

The Company operates in a single business segment under the guidance of SFAS No.
14. The Company covers and is engaged in the development, manufacture and sale of a broad line of electron devices used in broadcasting, communications, and other commercial and military applications.

CPI's North American operations (in the United States and Canada) are responsible for the design and development of all products as well as manufacturing and shipping to meet worldwide customer commitments. CPI's operations outside of North America consist of sales offices in certain foreign countries. Accordingly, for financial statement purposes, it is not meaningful to segregate operating profits for the foreign operations. Identifiable assets outside of North America are less than 10% of total consolidated assets. Information about CPI's sales to geographical regions are presented in the table below. Sales to unaffiliated customers is based on the location of the customer.

(Dollars in thousands)                    Net Sales
----------------------      ---------------------------------------
                               1998          1997          1996
                            ---------     ----------      ---------

United States & Canada      $ 163,472      $ 173,593     $ 171,656
Europe & Territories(1)        70,811        57,368        54,733
Other                          26,405         22,478        31,060
                            =========     ==========     =========
Total CPI Sales             $ 260,688      $ 253,439     $ 257,449
                            =========     ==========     =========

(1) Includes primarily Europe, Russia, Middle East and India.


Export sales to unaffiliated customers located outside of North America, including Japan, Asia, Australia and South America, were $ 31.5 million, $24.2 million, and $27.6 million for Fiscal 1998, Fiscal 1997, Fiscal 1996, respectively.

The U.S. Government is the only customer who accounted for 10% or more of consolidated net sales in Fiscal 1998, Fiscal 1997 and Fiscal 1996. Sales under prime contracts to the U.S. Government accounted for approximately $35.5 million, $34.0 million and $41.9 million of the Company's consolidated revenues for Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively.

12.  RESEARCH AND DEVELOPMENT

Company-sponsored research and development costs related to both present and future products are expensed currently. Customer-sponsored research and development costs are charged to cost of sales to match revenue received. Total expenditures incurred by the Company on research and development are summarized as follows:

                                                              CPI          Customer       Total
                   (Dollars in thousands)                    Sponsored      Sponsored     Incurred
                   ----------------------                    ---------   ------------  -----------
      52-week period ended October 2, 1998                       $7,455        $5,973      $13,428
      53-week period ended October 3, 1997                        7,681         5,897       13,578
      52-week period ended September 27, 1996                     8,308         7,250       15,558

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



13.  PROVISION FOR INCOME TAXES

Earnings (loss) before income taxes for domestic and non-U.S. operations is as follows:

                                         52-week          53-week           52-week
                                      period ended      period ended      period ended
           (Dollars in thousands)       October 2,       October 3,      September 27,
           ----------------------         1998             1997              1996
                                     ---------------  ---------------   ----------------
          Domestic                   $         3,360  $          7,381  $          7,750
          Non-U.S.                             5,567            3,391              2,661
                                     ---------------  ---------------   ----------------
          Total                       $        8,927   $       10,772     $       10,411
                                     ===============  ===============   ================



The provision (benefit) for income taxes is comprised of the following:

                                            52-week          53-week            52-week
                                          period ended    period ended        Period ended
(Dollars in thousands)                     October 2,      October 3,         September 27,
----------------------                        1998             1997              1996
                                             -------          -------          -------
CURRENT
    U.S. federal                             $    80          $ 1,677          $ 9,257
    State                                       (571)             573            1,957
    Non-U.S.                                     632            1,113              606
                                             -------          -------          -------
        Total Current                            141            3,363           11,820
DEFERRED
    U.S. federal                               3,677           (5,699)          (8,844)
    State                                       (545)          (1,098)          (1,154)
    Non-U.S.                                     477              434              246
                                             -------          -------          -------
        Total Deferred                         3,609           (6,363)          (9,752)
                                             -------          -------          -------
Provision (benefit) for income taxes         $ 3,750          $(3,000)         $ 2,068
                                             =======          =======          =======




                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



Significant items making up deferred tax assets and liabilities are as follows:

                                                Fiscal Year
                                       --------------------------
      (Dollars in thousands)              1998             1997
      ----------------------           --------          --------
DEFERRED TAX ASSETS:
    Inventory                          $  4,724          $  4,770
    Product warranty                      3,945             2,523
    Accrued vacation                      2,193             1,999
    Deferred compensation                    62               525
    Excess purchase price                10,359            10,426
    Foreign tax credits                   1,193                --
    Other                                    --             2,124
                                       --------          --------
                                         22,476            22,367
DEFERRED TAX LIABILITIES:
    Accelerated depreciation             (4,983)           (2,645)
    Foreign jurisdictions, net           (1,158)             (681)
    Other                                (1,186)               --
                                       --------          --------
        Total deferred tax               (7,327)           (3,326)
liabilities

Net deferred tax asset                 $ 15,149          $ 19,041
                                       ========          ========

CPI has unutilized U.S. Federal foreign tax credits of $1,193,000 at the end of Fiscal 1998. The Federal foreign tax credits may be carried back two years and forward five years.

Based upon the level of historical taxable income and projections for future taxable income, management believes that no valuation allowance is necessary at the end of Fiscal 1998 and Fiscal 1997.

The differences between the effective income tax rate and the statutory federal income tax rate is as follows:

                                                            52-week          53-week           52-week
                                                          period ended     period ended     period ended
                                                           October 2,       October 3,      September 27,
                                                               1998             1997            1996
                                                         -------------      ----------       -----------

Statutory federal income tax rate                            35.0%            35.0%             35.0%
State and local income tax, net of federal tax
  benefit                                                    --                6.4%              4.9%
Rate differential on foreign income tax expense
  (benefit) and withholding tax                               2.0%             3.0%               .2%
Foreign sales corporation                                    --               --                (2.8%)
Change to the beginning of year valuation
  allowance                                                  --              (74.3%)           (19.2%)
Other                                                         5.0%             2.0%              1.8%
                                                           ------           ------            ------
Effective tax rate                                           42.0%           (27.9%)            19.9%
                                                           ======           ======            ======


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



14.  RETIREMENT AND PROFIT SHARING PLANS

CPI provides a qualified 401(k) investment plan covering substantially all of its domestic and Canadian employees. The plan provides for CPI to contribute an amount based on a percentage of each participant's base pay. CPI also has a Non-Qualified Deferred Compensation Plan (the "Non-Qualified Plan") that allows eligible executives and directors to defer a portion of their compensation. Participant contributions and Company matching contributions are always 100% vested. The deferred compensation liability amounted to approximately $434,000 and $314,000 as of October 2, 1998 and October 3, 1997, respectively.

Total contributions to these plans by CPI was $2.6 million for Fiscal 1998, $2.5 million for Fiscal 1997, and $2.6 million for Fiscal 1996 .

CPI's bonus program provides incentive bonuses to senior management if certain performance goals are achieved and to employees if these goals are exceeded. Such performance goals are measured based upon earnings before interest, taxes, depreciation and amortization, return on sales and asset utilization.

15.  TRANSACTIONS WITH VARIAN

Sales to, and purchases from, Varian lines of business were as follows:

                                         52-week               53-week                52-week
                                       period ended         period ended           period ended
        (Dollars in thousands)       October 2, 1998       October 3, 1997      September 27, 1996
        ----------------------       ---------------       ---------------      ------------------
      Sales to Varian                    $9,652                 $9,234                 $12,809
      Purchases from Varian               5,054                  5,742                   5,171


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


                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Trademark License Agreement Generally, under the terms of the Trademark License Agreement, CPI is licensed to identify its products as "formerly made by Varian" for a period of ten years from the closing of the Acquisition. At the expiration of the 10-year period, CPI will not be permitted to utilize any Varian trademarks.

CPI and Varian have also entered into certain other agreements covering access to certain of CPI's facilities as well as subleased and shared facilities.

16.  RELATED PARTY TRANSACTIONS

Holding and CPI have entered into an agreement to pay $362,000, plus out-of-pocket expenses, annually to an advisor group of Holding's majority shareholder. Certain individuals of the investor's advisor group are members of Holding's and CPI's respective Boards of Directors.

In connection with Holding's 1995 Management Equity Plan, certain executive officers of CPI and Holding elected to pay a portion of the purchase price for their Management Shares by delivery of a secured promissory note to Holding. The aggregate principle amount of such Management Notes was $895,376 as of October 2, 1998. Of this amount, $700,000 is secured by a pledge of a portion (from 50% to 75%) of the Management Shares issued to each executive officer and is guaranteed by Varian. The balance of $195,376 is secured by a pledge of approximately 91% of the Management Shares issued, but is not guaranteed by Varian. Outstanding principal under each type of Management Note bears interest at an annually adjustable rate equal to the "Applicable Federal Rate" in effect under Internal Revenue Code Section 1274(d) for obligations of a term equal to the then-remaining term of such note. Recourse by Holding under both types of Management Notes is limited to the Management Shares pledged to secure the applicable note.

17.   GUARANTEES

Holding has guaranteed CPI's senior debt obligations. Holding has no operations other than its ownership of CPI. The consolidated balance sheets of CPI as of October 2, 1998 and October 3, 1997 are substantially identical to that of Holding and its subsidiaries.

18.   SUBSEQUENT EVENTS

On October 6, 1998, CPI completed the acquisition of the Microwave Components Division ("MCD") of Aydin Corporation for approximately $8.8 million. The purchase was based on MCD net assets of approximately $2.4 million and is subject to adjustment based on a final closing balance sheet. Going forward, this acquisition will be identified as the Solid State Products Division of CPI.




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

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                    Balance at       Charged to                     Balance at
                                                   Beginning of      Costs and                        End of
                        Description                   Period         Expenses       Deductions        Period
                        -----------                   ------         --------       ----------        ------
52-week period ended September 27, 1996:
   Allowance for doubtful accounts receivable            200             --             (4)            196

53-week period ended October 3, 1997:
   Allowance for doubtful accounts receivable            196            178            (92)            282

52-week period ended October 2, 1998:
   Allowance for doubtful accounts receivable            282            383            (29)            636


                                                                     SCHEDULE II
              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                     Balance at     Charged to                    Balance at
                                                    Beginning of     Costs and                      End of
                        Description                    Period        Expenses       Deductions       Period
                        -----------                    ------        --------       ----------       ------
52-week period ended September 27, 1996:
   Allowance for doubtful accounts receivable            200             --             (4)            196

53-week period ended October 3, 1997:
   Allowance for doubtful accounts receivable            196            178            (92)            282

 53-week period ended October 2, 1998:
   Allowance for doubtful accounts receivable            282            383            (29)            636




                               INDEX TO EXHIBITS

Exhibit No.                            Description
-----------                            -----------

10.1.4 Fourth Amendment to Credit Agreement among CPI, Holding, the other obligors named therein, the lenders named therein and Bankers Trust Company as Agent, dated as of October 6, 1998.

27.1             Financial Data Schedule (Communications & Power Industries,
                 Inc.)

27.2             Financial Data Schedule (Communications & Power Industries
                 Holding Corporation)