Form 10-Q
period 1999-01-01
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORP; COMMUNICATIONS & POWER INDUSTRIES INC
filed 1999-02-16
CIK 1000654, 1000564

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended January 1, 1999
                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to
                                            -----------   -----------

              Commission File Number: 33-96858-01                                   Commission File Number: 33-96858
                     COMMUNICATIONS & POWER                                             COMMUNICATIONS & POWER
                       INDUSTRIES HOLDING                                                  INDUSTRIES, INC.
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
           (Address, including zip code, and telephone                    (Address, including zip code, and telephone number,
                        number, including                              including area code, of registrant's principal executive
area code, of registrant's principal executive offices)                                        offices)
         Securities registered pursuant to Section 12(b)                    Securities registered pursuant to Section 12(b)
                           of the Act:                                                        of the Act:
                              NONE                                                               NONE
         Securities registered pursuant to Section 12(g)                    Securities registered pursuant to Section 12(g)
                           of the Act:                                                        of the Act:
                              NONE                                                               NONE


Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No.
                                             ----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding for each of the Registrant's classes of Common Stock, as of the latest practicable date: COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION: 196,420 SHARES OF COMMON STOCK, $.01 PAR VALUE, AT JANUARY 1, 1999. COMMUNICATIONS & POWER INDUSTRIES, INC.: 1 SHARE OF COMMON STOCK, $.01 PAR VALUE, AT JANUARY 1, 1999.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)





PART I:  FINANCIAL INFORMATION

                     COMMUNICATIONS & POWER INDUSTRIES, INC.

         Consolidated Condensed Balance Sheets, January 1, 1999 and October 2, 1998..................................2

         Consolidated Condensed Statements of Operations, 13-week period ended
         January 1, 1999 and 13-week period ended January 2, 1998....................................................3

         Consolidated Condensed Statements of Cash Flows, 13-week period ended
         January 1, 1999 and 13-week period ended January 2, 1998....................................................4

         Notes to Consolidated Condensed Financial Statements........................................................5

         Management's Discussion and Analysis of Financial Condition and Results of Operations......................10

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION

         Consolidated Condensed Balance Sheets, January 1, 1999 and October 2, 1998..................................6

         Consolidated Condensed Statements of Operations, 13-week period ended
         January 1, 1999 and 13-week period ended January 2, 1998....................................................7

         Consolidated Condensed Statements of Cash Flows, 13-week period ended
         January 1, 1999 and 13-week period ended January 2, 1998....................................................8

         Notes to Consolidated Condensed Financial Statements........................................................9

         Management's Discussion and Analysis of Financial Condition and Results of Operations......................10

PART II: OTHER INFORMATION

         Other Information .........................................................................................14

SIGNATURES..........................................................................................................15

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)


                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (in thousands-unaudited)



                                                      January 1,             October 2,
                                                        1999                   1998
                                                      ---------              ---------

                                     ASSETS
CURRENT ASSETS
        Cash and cash equivalents                     $   1,482              $     448
        Accounts receivable, net                         41,632                 49,484
        Inventories                                      57,400                 52,923
        Deferred taxes                                    6,981                  6,981
        Other current assets                              1,562                  1,440
                                                      ---------              ---------
Total current assets                                    109,057                111,276
Property, plant, and equipment, net                      78,027                 78,099
Goodwill and other intangibles, net                      30,625                 25,147
Debt issue costs, net                                     6,462                  6,522
Deferred taxes                                            8,168                  8,168
                                                      ---------              ---------
Total assets                                          $ 232,339              $ 229,212
                                                      =========              =========
                            LIABILITIES, REDEEMABLE
                           PREFERRED STOCK AND EQUITY
CURRENT LIABILITIES
        Revolving credit facility                     $  19,000              $  13,300
        Current portion of term loans                     6,200                  6,200
        Current portion of capital leases                   684                    541
        Accounts payable - trade                         11,604                 13,140
        Accrued expenses                                 18,089                 15,612
        Product warranty                                  3,725                  3,734
        Income taxes payable                              9,198                 10,259
        Advance payments from customers                   2,116                  2,533
                                                      ---------              ---------
Total current liabilities                                70,616                 65,319
Senior term loans                                        22,200                 23,750
Senior subordinated notes                               100,000                100,000
Obligations under capital leases                          2,523                  2,548
                                                      ---------              ---------
Total liabilities                                       195,339                191,617
                                                      ---------              ---------
SENIOR REDEEMABLE PREFERRED STOCK                        21,527                 20,683
                                                      ---------              ---------
Commitments and contingencies
STOCKHOLDERS' EQUITY:
        Junior Preferred Stock                                1                      1
        Common Stock                                         --                     --
        Additional paid-in capital                       34,108                 33,582
        Accumulated deficit                             (17,567)               (15,614)
        Less stockholder loans                           (1,069)                (1,057)
                                                      ---------              ---------
Net stockholders' equity                                 15,473                 16,912
                                                      ---------              ---------
Total liabilities, redeemable
        preferred stock and equity                    $ 232,339              $ 229,212
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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)


                             CONSOLIDATED CONDENSED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)



                                                         13-Week               13-Week
                                                       period ended          period ended
                                                         January 1,           January 2,
                                                           1999                 1998
                                                       ------------          ------------
 Sales                                                   $ 57,781              $ 57,373
 Cost of sales                                             43,654                42,726
                                                         ========              ========
 Gross profit                                              14,127                14,647
                                                         --------              --------
 Operating costs and expenses:
          Research and development                          2,066                 1,804
          Marketing                                         4,594                 4,706
          General and administrative                        3,908                 3,326
                                                         ========              ========
 Total operating costs and expenses                        10,568                 9,836
                                                         --------              --------
 Operating income                                           3,559                 4,811
 Foreign currency gain/(loss)                                (158)                  160
 Interest income/(expense)                                 (4,406)               (4,654)
                                                         --------              --------
 Earnings (loss) before taxes                              (1,005)                  317
 Income tax expense (benefit)                                (422)                  119
                                                         --------              --------
 Net earnings (loss)                                         (583)                  198

Preferred dividends:
         Senior Redeemable Preferred Stock                    790                   689
         Junior Preferred Stock                               527                   459
                                                         ========              ========
(Loss)/earnings attributable to common stock             $ (1,900)             $   (950)
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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)

                             CONSOLIDATED CONDENSED
                            STATEMENTS OF CASH FLOWS
                           (in thousands - unaudited)



                                                                                    13-Week                13-Week
                                                                                  period ended           period ended
                                                                                    January 1,             January 2,
                                                                                       1999                  1998
                                                                                  ------------           ------------
OPERATING ACTIVITIES
           Net cash provided by (used in) operating activities                       $  7,713              $ 15,409
                                                                                     --------              --------
INVESTING ACTIVITIES
           Proceeds from sale of property, plant and equipment                             --                     5
           Purchase of property, plant and equipment, net                              (1,841)               (1,162)
           Product lines acquisitions                                                  (8,961)               (2,730)
                                                                                     --------              --------
           Net cash used in investing activities                                      (10,802)               (3,887)
                                                                                     --------              --------
FINANCING ACTIVITIES
           Net (Repayments)/Proceeds from debt issue costs                                (29)                   --
           Net (Repayments)/Proceeds goodwill and other intangibles, net                    2                    --
           Net (Repayments)/Proceeds from  revolving credit facility                    5,700                (9,300)
           Net (Repayments)/Proceeds from senior term loans                            (1,550)               (1,050)
                                                                                     --------              --------
           Net cash provided by (used in) financing activities                          4,123               (10,350)
                                                                                     --------              --------
NET DECREASE IN
      CASH AND CASH EQUIVALENTS                                                         1,034                 1,172
Cash and cash equivalents at beginning of period                                          448                 2,027
                                                                                     --------              --------
Cash and cash equivalents at end of period                                           $  1,482              $  3,199
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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)


                         NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

The accompanying unaudited consolidated condensed financial statements of Communications & Power Industries, Inc. ("CPI") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted and, accordingly, these financial statements should be read in conjunction with the financial statements and the notes thereto contained in CPI's October 2, 1998 Annual Report on Form 10-K. Management believes that these unaudited interim condensed financial statements contain all adjustments, all of which are of a normal, recurring nature, necessary to present fairly the financial position of CPI, and its results of operations and cash flows, for the interim period presented. The results for the interim periods reported are not necessarily indicative of the results for the full fiscal year 1999.

During the quarter ended January 1, 1999, CPI paid preferred stock dividends on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 7,903 additional shares of its Senior Redeemable Preferred Stock and 5,269 shares of its Junior Preferred Stock, respectively.

During the quarter ended January 1, 1999, CPI completed the acquisition of the Microwave Components Division ("MCD") of Aydin Corporation for approximately $8.9 million with net assets of approximately $2.4 million. The $6.5 million difference between the purchase price and the fair value of the net assets acquired was allocated to goodwill and other intangibles and will be amortized over estimated useful lives ranging from 1 to 15 years. This acquisition was accounted for as a purchase.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries


                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (in thousands-unaudited)




                                                                     January 1,            October 2,
                                                                       1999                   1998
                                                                     ---------             ----------
                                     ASSETS
CURRENT ASSETS
        Cash and cash equivalents                                    $   1,482              $     448
        Accounts receivable, net                                        41,632                 49,484
        Inventories                                                     57,400                 52,923
        Deferred taxes                                                   6,981                  6,981
        Other current assets                                             1,562                  1,440
                                                                     ---------              ---------
Total current assets                                                   109,057                111,276
Property, plant, and equipment, net                                     78,027                 78,099
Goodwill and other intangibles, net                                     30,625                 25,147
Debt issue costs, net                                                    6,462                  6,522
Deferred taxes                                                           8,168                  8,168
                                                                     ---------              ---------
Total assets                                                         $ 232,339              $ 229,212
                                                                     =========              =========
LIABILITIES, REDEEMABLE PREFERRED STOCK,
PREFERRED STOCK OF SUBSIDIARY AND EQUITY

CURRENT LIABILITIES
        Revolving credit facility                                    $  19,000              $  13,300
        Current Portion of term loans                                    6,200                  6,200
        Current Portion of capital leases                                  684                    541
        Accounts payable - trade                                        11,604                 13,140
        Accrued expenses                                                18,089                 15,612
        Product warranty                                                 3,725                  3,734
        Income taxes payable                                             9,198                 10,259
        Advance payments from customers                                  2,116                  2,533
                                                                     ---------              ---------
Total current liabilities                                               70,616                 65,319
Senior term loans                                                       22,200                 23,750
Senior subordinated notes                                              100,000                100,000
Obligations under capital leases                                         2,523                  2,548
                                                                     ---------              ---------
Total liabilities                                                      195,339                191,617
                                                                     ---------              ---------
SENIOR REDEEMABLE PREFERRED STOCK OF SUBSIDIARY                         21,527                 20,683
                                                                     ---------              ---------
JUNIOR PREFERRED STOCK OF SUBSIDIARY                                    14,926                 14,400
                                                                     ---------              ---------

STOCKHOLDERS' EQUITY:
        Common Stock                                                         2                      2
        Additional paid-in capital                                      19,181                 19,181
        Accumulated deficit                                            (17,567)               (15,614)
        Less stockholder loans                                          (1,069)                (1,057)
                                                                     ---------              ---------
Net stockholders' equity                                                   547                  2,512
                                                                     ---------              ---------
Total liabilities, redeemable preferred stock, preferred
        stock of subsidiary and equity                               $ 232,339              $ 229,212
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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries


                             CONSOLIDATED CONDENSED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)





                                                         13-Week                13-Week
                                                        period ended          period ended
                                                         January 1,            January 2,
                                                           1999                  1998
                                                        ------------          ------------
 Sales                                                   $ 57,781              $ 57,373

 Cost of sales                                             43,654                42,726
                                                         --------              --------
 Gross profit                                              14,127                14,647
                                                         --------              --------
 Operating costs and expenses:
          Research and development                          2,066                 1,804
          Marketing                                         4,594                 4,706
          General and administrative                        3,908                 3,326
                                                         --------              --------
 Total operating costs and expenses                        10,568                 9,836
                                                         --------              --------
 Operating income                                           3,559                 4,811
 Foreign currency gain/(loss)                                (158)                  160
 Interest income/(expense)                                 (4,406)               (4,654)
                                                         --------              --------
 Earnings (loss) before taxes                              (1,005)                  317
 Income tax expense (benefit)                                (422)                  119
                                                         --------              --------
 Net earnings (loss)                                         (583)                  198

Preferred dividends:
         Senior Redeemable Preferred Stock                    790                   689
         Junior Preferred Stock                               527                   459
                                                         --------              --------
(Loss)/earnings attributable to common stock             $ (1,900)             $   (950)
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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                             CONSOLIDATED CONDENSED
                            STATEMENTS OF CASH FLOWS
                           (in thousands - unaudited)




                                                                                          13-Week              13-Week
                                                                                       period ended          period ended
                                                                                         January 1,             July 4,
                                                                                           1999                  1997
                                                                                       ------------          ------------
OPERATING ACTIVITIES
           Net cash provided by (used in) operating activities                           $  7,713              $ 15,409
                                                                                         --------              --------
INVESTING ACTIVITIES
           Proceeds from sale of property, plant and equipment                                 --                     5
           Purchase of property, plant and equipment, net                                  (1,841)               (1,162)
           Product line acquisitions                                                       (8,961)               (2,730)
                                                                                         --------              --------
           Net cash used in investing activities                                          (10,802)               (3,887)
                                                                                         --------              --------
FINANCING ACTIVITIES
           Net (Repayments)/Proceeds from debt issue costs                                    (29)                   --
           Net (Repayments)/Proceeds from goodwill and other intangible, net                    2                    --
           Net (Repayments)/Proceeds from revolving credit facility                         5,700                (9,300)
           Net (Repayments)/Proceeds from senior term loans                                (1,550)               (1,050)
                                                                                         --------              --------
           Net cash provided by (used in) financing activities                              4,123               (10,350)
                                                                                         --------              --------
NET DECREASE IN
      CASH AND CASH EQUIVALENTS                                                             1,034                 1,172
Cash and cash equivalents at beginning of period                                              448                 2,027
                                                                                         --------              --------
Cash and cash equivalents at end of period                                               $  1,482              $  3,199
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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries


                         NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)



The accompanying unaudited condensed consolidated financial statements of Communications & Power Industries Holding Corporation ("Holding") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted and, accordingly, these financial statements should be read in conjunction with the financial statements and the notes thereto contained in Holding's October 2, 1998 Annual Report on Form 10-K. Management believes that these unaudited interim condensed financial statements contain all adjustments, all of which are of a normal, recurring nature, necessary to present fairly the financial position of Holding, and its results of operations and cash flows, for the interim period presented. The results for the interim periods reported are not necessarily indicative of the results for the full fiscal year 1999.

During the quarter ended January 1, 1999, CPI paid preferred stock dividends on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 7,903 additional shares of its Senior Redeemable Preferred Stock and 5,269 shares of its Junior Preferred Stock, respectively.

During the quarter ended January 1, 1999, CPI completed the acquisition of the Microwave Components Division ("MCD") of Aydin Corporation for approximately $8.9 million with net assets of approximately $2.4 million. The $6.5 million difference between the purchase price and the fair value of the net assets acquired was allocated to goodwill and other intangibles and will be amortized over estimated useful lives ranging from 1 to 15 years. This acquisition was accounted for as a purchase.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Orders during the first quarter of Fiscal 1999 were $51.6 million as compared to $62.1 million for the first quarter of Fiscal 1998, a decrease of 16.9% primarily related to the Far East economic conditions and delays in several major programs that continue to hinder growth in the Company's communications and industrial markets. This reduced level of orders was anticipated by the Company and backlog as of the end of the first quarter of Fiscal 1999 declined to $155.0 million, or approximately seven months of sales. However, incoming order levels fluctuate significantly on a quarterly basis and a particular quarter's order rate may not be indicative of future order levels. In addition, the Company's sales are highly dependent upon manufacturing scheduling, performance and shipments and, accordingly, it is not possible to accurately predict when these orders will be recognized as sales.

Sales for the first quarter of Fiscal 1999 were $57.8 million including $1.4 million of sales from the Company's new operating division that was acquired in October of 1998. This recent acquisition has added a line of high quality, solid state microwave and millimeter wave amplifiers, frequency converters and multiplier amplifiers that are sold into the communications market. Sales for the first quarter of Fiscal 1999 were consistent with sales in the first quarter of Fiscal 1998 of $57.4 million but the mix by end market shifted slightly. Products sold to the radar, medical and electronic countermeasures markets increased by $1.6 million, $1.0 million, $0.7 million, respectively due to the on-going demand for logistic spares, increased business in European x-ray markets and increase production levels of the Company's new transmitter products. Products sold to the communications and industrial markets decreased by $2.3 million and $.5 million, respectively due to the slowdown from Far East customers mentioned above partially offset by new product introductions. Products sold to the scientific market were flat. The communications market remains the Company's largest market with sales of $24.9 million, or 43.1% of total sales, during the first quarter of Fiscal 1999 compared to $27.2 million, or 47.4% of total sales, in the first quarter of Fiscal 1998. The Company's second largest market is the radar market with sales of $18.1 million, or 31.4% of total sales, during the first quarter of Fiscal 1999 compared to $16.5 million, or 28.8% of total sales, during the same period in Fiscal 1998.

Gross profit was $14.1 million, or 24.4% of sales, in the first quarter of Fiscal 1999 compared to $14.6 million, or 25.5% of sales, in the first quarter of Fiscal 1998 due primarily to product mix with lower margins realized on the development and initial production of new products as well as higher depreciation costs.

Operating costs and expenses were $10.6 million, or 18.6% of sales for the first quarter of Fiscal 1999, as compared to $9.8 million, or 17.1%, for the first quarter of Fiscal 1998. Operating costs and expenses increased between the two time periods primarily due to higher amortization costs of $0.5 million related to the Company's recent acquisition and to higher research and development spending of $0.3 million as the Company continues its focus on releasing new products.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)



Earnings before interest, income taxes, depreciation and amortization ("EBITDA")(1) for the first quarter of Fiscal 1999 was approximately $6.8 million, or 11.8% of sales, compared to approximately $7.7 million, or 13.3% of sales, for the first quarter of Fiscal 1998. EBITDA declined by $0.9 million, or 3.3%, due primarily to product mix and higher research and development spending mentioned above.


FINANCIAL CONDITION

Cash flows provided by operating activities for the first quarter of Fiscal 1999 were $7.7 million, a decrease of $7.7 million from the $15.4 million provided by operating activities during the first quarter of Fiscal 1998. Cash flow decreased $4.4 million due to the timing of receivable collections as days sales outstanding (DSO) increased to 63 days at the end of the first quarter of Fiscal 1999 from 61 days at the end of the first quarter of Fiscal 1998. The timing of accounts payable and accrued expense payments decreased cash from operations by approximately $1.9 million and slightly higher levels of inventory decreased cash by $0.8 million.

Investing activities increased to $10.8 million in the first quarter of Fiscal 1999 compared to $3.9 million in the first quarter of Fiscal 1998 due to the acquisition of the Microwave Components Division of Aydin Corporation, which was completed in October 1998. In the first quarter of Fiscal 1998, the Company invested $2.7 million in two small product line acquisitions to add to products that were currently being manufactured in the Company's Beverly, Massachusetts and Palo Alto, California facilities. The current acquisition will be operating in stand-alone, leased facilities in San Jose, California.

The Company's current primary source of liquidity, other than funds generated from operations, is the $45.0 million revolving credit facility provided under its senior credit agreement (of which $16.3 million was available as of January 29, 1999). In the first quarter of Fiscal 1999, the Company borrowed $5.7 million to repay $1.6 million of term loans and to complete the acquisition mentioned above. Management believes that the Company will have adequate capital resources and liquidity (including cash flow from operations and borrowing under its revolving credit facility) to meet its obligations, fund all required capital expenditures and pursue its business strategy for the foreseeable future and, in any event, for the next 12 months.

Year 2000

The Company has conducted a comprehensive review of its computer systems and applications to identify systems that could be affected by the "Year 2000" issue and has developed a remediation plan.



---------------------
(1) EBITDA is presented because some investors may use it as a financial indicator of the ability to service or incur indebtedness. EBITDA should not be considered as an alternative to net earnings (loss), as a measure of operating results, cash flows or liquidity.

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

The Company's focus is first on products and business critical systems and equipment. Evaluation of products is substantially complete as only a few CPI products contain microprocessors or microcode. To date, no significant problems have been found in existing CPI products. Also, CPI is contacting its suppliers to ensure that they have appropriate plans in place to adequately address the century change issue. CPI's goals for the Year 2000 project are to have all business critical process Year 2000 conversions, corrective actions, work arounds and tests completed by October 31, 1999. To date, two of the Company's six Divisions have successfully modified or replaced Enterprise Resource Planning ("ERP") systems. The other four are scheduled to "go-live" on a new ERP system starting in March 1999 and being completed in June 1999.

Timely completion of its Year 2000 project is a priority of the Company and the remediation plan, along with the timetable for its completion and budgeted remediation costs, have been approved by the Company's Year 2000 project team, management, and the Board of Directors. Management currently estimates that it will spend approximately $5.0 million primarily through a capital lease program to replace outdated Varian legacy systems. To date, approximately $4.4 million has been incurred. Other remediation efforts include a mix of capital expenditures and operating expense and an estimated $1.5 million is planned for Fiscal 1999. The Company's estimated timetable and budgeted remediation costs are based on assumptions which management believes are reasonable and appropriate. Management is committing and will continue to commit necessary human and financial resources to complete its remediation plans on a timely basis.

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

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are being filed as part of this report:

           10.1.5 Fifth Amendment to Credit Agreement among CPI, Holding, the other obligors named therein, the lenders named therein and Bankers Trust Company, as Agent, dated as of February 12, 1999

           27.1           Financial Data Schedule (Communications & Power
                          Industries, Inc.)

           27.2 Financial Data Schedule (Communications & Power Industries Holding Corporation)

(b) Reports on Form 8-K:

         No reports were filed on Form 8-K during the quarter ended January 1, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          COMMUNICATIONS & POWER INDUSTRIES, INC.

                          By:                 /s/ Al D. Wilunowski
                             --------------------------------------------------
                                               Al D. Wilunowski
                                     Chief Executive Officer and President
                                            Date: February 12, 1998


                          By:                 /s/ Lynn E. Harvey
                             --------------------------------------------------
                                                Lynn E. Harvey
                               Chief Financial Officer, Treasurer and Secretary
                                 (Principal Financial and Accounting Officer)
                                            Date: February 12, 1998

                                 EXHIBIT INDEX

           Exhibit
             No.                   Document
            ----                   --------

           10.1.5 Fifth Amendment to Credit Agreement among CPI, Holding, the other obligors named therein, the lenders named therein and Bankers Trust Company, as Agent, dated as of February 12, 1999

           27.1           Financial Data Schedule (Communications & Power
                          Industries, Inc.)

           27.2 Financial Data Schedule (Communications & Power Industries Holding Corporation)