Form 10-Q
period 1999-04-02
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORP; COMMUNICATIONS & POWER INDUSTRIES INC
filed 1999-05-17
CIK 1000654, 1000564

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended April 2, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


        For the transition period from _______________ to _______________

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
   (Address, including zip code, and telephone number,             (Address, including zip code, and telephone number,
including area code, of registrant's principal                      including area code, of registrant's principal
                  executive offices)                                                executive offices)
   Securities registered pursuant to Section 12(b)               Securities registered pursuant to Section 12(b)
                         of the                                                          of the
                          Act:                                                            Act:
                          NONE                                                            NONE
   Securities registered pursuant to Section 12(g)               Securities registered pursuant to Section 12(g)
                         of the                                                          of the
                          Act:                                                            Act:
                          NONE                                                            NONE

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
                                              ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the Registrant's classes of Common Stock, as of the latest practicable date: COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION: 196,420 SHARES OF COMMON STOCK, $.01 PAR VALUE, AT APRIL 2, 1999. COMMUNICATIONS & POWER INDUSTRIES, INC.: 1 SHARE OF COMMON STOCK, $.01 PAR VALUE, AT APRIL 2, 1999.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
     (A wholly owned subsidiary of Communications & Power Industries Holding
                                  Corporation)


PART 1: FINANCIAL INFORMATION

                     COMMUNICATIONS & POWER INDUSTRIES, INC.

     Consolidated Condensed Balance Sheets, April 2, 1999 and October 2, 1998............................2

     Consolidated Condensed Statements of Operations, 13-week period ended April 2, 1999 and
     13-week period ended April 3, 1998..................................................................3

     Consolidated Condensed Statements of Operations, 26-week period ended April 2, 1999 and
     26-week period ended April 3, 1998..................................................................4

     Consolidated Condensed Statements of Cash Flows, 26-week period ended April 2, 1999 and
     26-week period ended April 3, 1998..................................................................5

     Notes to Consolidated Condensed Financial Statements................................................6

     Management's Discussion and Analysis of Financial Condition and Results of Operations..............12

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION

     Consolidated Condensed Balance Sheets, April 2, 1999 and October 2, 1998............................7

     Consolidated Condensed Statements of Operations, 13-week period ended April 2, 1999 and
     13-week period ended April 3, 1998..................................................................8

     Consolidated Condensed Statements of Operations, 26-week period ended April 2, 1999 and
     26-week period ended April 3, 1998..................................................................9

     Consolidated Condensed Statements of Cash Flows, 26-week period ended April 2, 1999 and
     26-week period ended April 3, 1998.................................................................10

     Notes to Consolidated Condensed Financial Statements...............................................11

     Management's Discussion and Analysis of Financial Condition and Results of Operations..............12

PART II: OTHER INFORMATION

     Other Information .................................................................................16

SIGNATURES..............................................................................................17

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
        (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)


                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (in thousands-unaudited)


                                                   April 2,           October 2,
                       ASSETS                        1999                1998
                       ------                     ----------          ----------
CURRENT ASSETS
     Cash and cash equivalents                    $    1,761          $      448
     Accounts receivable, net                         45,097              49,484
     Inventories                                      56,893              52,923
     Deferred taxes                                    6,981               6,981
     Other current assets                              1,220               1,440
                                                  ----------          ----------
Total current assets                                 111,952             111,276
Property, plant, and equipment, net                   77,376              78,099
Goodwill and other intangibles, net                   30,030              25,147
Debt issue costs, net                                  6,169               6,522
Deferred taxes                                         8,161               8,168
                                                  ----------          ----------
Total assets                                      $  233,688          $  229,212
                                                  ==========          ==========
               LIABILITIES, REDEEMABLE
              PREFERRED STOCK AND EQUITY
              --------------------------
CURRENT LIABILITIES
     Revolving credit facility                    $   24,200          $   13,300
     Current portion of term loans                     6,200               6,200
     Current portion of capital leases                   742                 541
     Accounts payable                                 11,808              13,140
     Accrued expenses                                 15,525              15,612
     Product warranty                                  3,696               3,734
     Income taxes payable                              8,864              10,259
     Advance payments from customers                   3,323               2,533
                                                  ----------          ----------
Total current liabilities                             74,358              65,319
Senior term loans                                     20,504              23,750
Senior subordinated notes                            100,000             100,000
Obligations under capital leases                       2,402               2,548
                                                  ----------          ----------
Total liabilities                                    197,264             191,617
                                                  ----------          ----------
SENIOR REDEEMABLE PREFERRED STOCK                     22,398              20,683
                                                  ----------          ----------
Commitments and contingencies
STOCKHOLDERS' EQUITY:
     Junior Preferred Stock                                1                   1
     Common Stock                                       --                  --
     Additional paid-in capital                       34,655              33,582
     Accumulated deficit                             (19,549)            (15,614)
     Less stockholder loans                           (1,081)             (1,057)
                                                  ----------          ----------
Net stockholders' equity                              14,026              16,912
                                                  ----------          ----------
Total liabilities, redeemable
     preferred stock and equity                   $  233,688          $  229,212
                                                  ==========          ==========


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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
        (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)


                             CONSOLIDATED CONDENSED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)


                                                         13-Week            13-Week
                                                      period ended       period ended
                                                        April 2,           April 3,
                                                          1999               1998
                                                      ------------       ------------
 Sales                                                $     67,119       $     68,802
 Cost of sales                                              50,959             50,754
                                                      ------------       ------------
 Gross profit                                               16,160             18,048
                                                      ------------       ------------
 Operating costs and expenses:
      Research and development                               2,694              1,915
      Marketing                                              4,992              4,626
      General and administrative                             4,311              3,958
                                                      ------------       ------------
 Total operating costs and expenses                         11,997             10,499
                                                      ------------       ------------
 Operating income                                            4,163              7,549
 Foreign currency loss                                        (283)              (205)
 Interest expense                                           (4,445)            (4,467)
                                                      ------------       ------------
 (Loss) earnings before taxes                                 (565)             2,877
 Income tax expense                                           --                1,079
                                                      ------------       ------------
 Net (loss) earnings                                          (565)             1,798

Preferred dividends:
     Senior Redeemable Preferred Stock                         818                713
     Junior Preferred Stock                                    545                475
                                                      ------------       ------------
(Loss) earnings attributable to common stock          $     (1,928)      $        610
                                                      ============       ============


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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
        (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)


                             CONSOLIDATED CONDENSED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)


                                                   26-Week            26-Week
                                                period ended        period ended
                                                   April 2,           April 3,
                                                     1999               1998
                                                ------------        ------------
 Sales                                          $    124,900        $    126,175
 Cost of sales                                        94,613              93,480
                                                ------------        ------------
 Gross profit                                         30,287              32,695
                                                ------------        ------------
 Operating costs and expenses:
      Research and development                         4,760               3,719
      Marketing                                        9,586               9,332
      General and administrative                       8,219               7,284
                                                ------------        ------------
 Total operating costs and expenses                   22,565              20,335
                                                ------------        ------------
 Operating income                                      7,722              12,360
 Foreign currency loss                                  (441)                (45)
 Interest expense                                     (8,851)             (9,121)
                                                ------------        ------------
 (Loss) earnings before taxes                         (1,570)              3,194
 Income tax (benefit) expense                           (422)              1,198
                                                ------------        ------------
 Net (loss) earnings                                  (1,148)              1,996

Preferred dividends:
     Senior Redeemable Preferred Stock                 1,608               1,402
     Junior Preferred Stock                            1,072                 934
                                                ------------        ------------
Loss attributable to common stock               $     (3,828)       $       (340)
                                                ============        ============


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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
        (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)


                             CONSOLIDATED CONDENSED
                            STATEMENTS OF CASH FLOWS
                           (in thousands - unaudited)


                                                                            26-Week            26-Week
                                                                         period ended       period ended
                                                                           April 2,           April 3,
                                                                             1999               1998
                                                                         ------------       ------------
OPERATING ACTIVITIES
      Net cash provided by (used in) operating activities                $      6,525       $     12,437
                                                                         ------------       ------------
INVESTING ACTIVITIES
      Proceeds from sale of property, plant and equipment                        --                   29
      Purchase of property, plant and equipment, net                           (3,922)            (2,561)
      Product lines acquisitions                                               (8,910)            (2,730)
                                                                         ------------       ------------
      Net cash used in investing activities                                   (12,832)            (5,262)
                                                                         ------------       ------------
FINANCING ACTIVITIES
      Net Proceeds/(Repayments) from  revolving credit facility                10,900             (6,200)
      Net Repayments on senior term loans                                      (3,280)            (2,600)
      Purchase of treasury stock                                                 --                  (75)
                                                                         ------------       ------------
      Net cash provided by (used in) financing activities                       7,620             (8,875)
                                                                         ------------       ------------
NET INCREASE/(DECREASE) IN
    CASH AND CASH EQUIVALENTS                                                   1,313             (1,700)
Cash and cash equivalents at beginning of period                                  448              2,027
                                                                         ============       ============
Cash and cash equivalents at end of period                               $      1,761       $        327
                                                                         ============       ============


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

During the quarter ended April 2, 1999, CPI paid preferred stock dividends on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 8,180 additional shares of its Senior Redeemable Preferred Stock and 5,453 shares of its Junior Preferred Stock, respectively. During the six months ended April 2, 1999, the Company paid preferred dividends through the issuance of 16,083 shares of its Senior Redeemable Preferred Stock and 10,722 shares of its Junior Preferred Stock.

Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:


            (Dollars in thousands)         April 2,         October 2,
                                             1999             1998
                                         -----------------------------
        Raw materials and parts          $     40,956     $     38,327
        Work in process                        13,617           13,572
        Finished goods                          2,320            1,024
                                         -----------------------------
        Total inventories                $     56,893     $     52,923
                                         =============================


At the beginning of fiscal year 1999, CPI completed the acquisition of the Microwave Components Division ("MCD") of Aydin Corporation for approximately $8.9 million with net assets of approximately $2.4 million. The $6.5 million difference between the purchase price and the fair value of the net assets acquired was allocated to goodwill and other intangibles and will be amortized over estimated useful lives ranging from 1 to 15 years. This acquisition was accounted for as a purchase.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries


                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (in thousands-unaudited)


                                                                    April 2,           October 2,
                       ASSETS                                         1999                1998
                       ------                                     ------------        ------------
CURRENT ASSETS
     Cash and cash equivalents                                    $      1,761        $        448
     Accounts receivable, net                                           45,097              49,484
     Inventories                                                        56,893              52,923
     Deferred taxes                                                      6,981               6,981
     Other current assets                                                1,220               1,440
                                                                  ------------        ------------
Total current assets                                                   111,952             111,276
Property, plant, and equipment, net                                     77,376              78,099
Goodwill and other intangibles, net                                     30,030              25,147
Debt issue costs, net                                                    6,169               6,522
Deferred taxes                                                           8,161               8,168
                                                                  ------------        ------------
Total assets                                                      $    233,688        $    229,212
                                                                  ============        ============
LIABILITIES, REDEEMABLE PREFERRED STOCK,
PREFERRED STOCK OF SUBSIDIARY AND EQUITY
CURRENT LIABILITIES
     Revolving credit facility                                    $     24,200        $     13,300
     Current Portion of term loans                                       6,200               6,200
     Current Portion of capital leases                                     742                 541
     Accounts payable                                                   11,808              13,140
     Accrued expenses                                                   15,525              15,612
     Product warranty                                                    3,696               3,734
     Income taxes payable                                                8,864              10,259
     Advance payments from customers                                     3,323               2,533
                                                                  ------------        ------------
Total current liabilities                                               74,358              65,319
Senior term loans                                                       20,504              23,750
Senior subordinated notes                                              100,000             100,000
Obligations under capital leases                                         2,402               2,548
                                                                  ------------        ------------
Total liabilities                                                      197,264             191,617
                                                                  ------------        ------------
SENIOR REDEEMABLE PREFERRED STOCK OF SUBSIDIARY                         22,398              20,683
                                                                  ------------        ------------
JUNIOR PREFERRED STOCK OF SUBSIDIARY                                    15,473              14,400
                                                                  ------------        ------------

STOCKHOLDERS' (DEFICIT) EQUITY:
     Common Stock                                                            2                   2
     Additional paid-in capital                                         19,181              19,181
     Accumulated deficit                                               (19,549)            (15,614)
     Less stockholder loans                                             (1,081)             (1,057)
                                                                  ------------        ------------
Net stockholders' (deficit) equity                                      (1,447)              2,512
                                                                  ------------        ------------
Total liabilities, redeemable preferred stock, preferred
     stock of subsidiary and equity                               $    233,688        $    229,212
                                                                  ============        ============


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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries


                             CONSOLIDATED CONDENSED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)



                                                    13-Week          13-Week
                                                  period ended     period ended
                                                    April 2,         April 3,
                                                      1999             1998
                                                    --------         --------
 Sales                                              $ 67,119         $ 68,802
 Cost of sales                                        50,959           50,754
                                                    --------         --------
 Gross profit                                         16,160           18,048
                                                    --------         --------
 Operating costs and expenses:
     Research and development                          2,694            1,915
     Marketing                                         4,992            4,626
     General and administrative                        4,311            3,958
                                                    --------         --------
 Total operating costs and expenses                   11,997           10,499
                                                    --------         --------
 Operating income                                      4,163            7,549
 Foreign currency loss                                  (283)            (205)
 Interest expense                                     (4,445)          (4,467)
                                                    --------         --------
 (Loss) earnings before taxes                           (565)           2,877
 Income tax expense                                       --            1,079
                                                    --------         --------
 Net (loss) earnings                                    (565)           1,798

Preferred dividends:
    Senior Redeemable Preferred Stock                    818              713
    Junior Preferred Stock                               545              475
                                                    --------         --------
(Loss) earnings attributable to common stock        $ (1,928)        $    610
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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries


                             CONSOLIDATED CONDENSED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)


                                                  26-Week             26-Week
                                                period ended        period ended
                                                  April 2,            April 3,
                                                    1999                1998
                                                ------------        ------------
 Sales                                          $    124,900        $    126,175
 Cost of sales                                        94,613              93,480
                                                ------------        ------------
 Gross profit                                         30,287              32,695
                                                ------------        ------------
 Operating costs and expenses:
      Research and development                         4,760               3,719
      Marketing                                        9,586               9,332
      General and administrative                       8,219               7,284
                                                ------------        ------------
 Total operating costs and expenses                   22,565              20,335
                                                ------------        ------------
 Operating income                                      7,722              12,360
 Foreign currency loss                                  (441)                (45)
 Interest expense                                     (8,851)             (9,121)
                                                ------------        ------------
 (Loss) earnings  before taxes                        (1,570)              3,194
 Income tax (benefit) expense                           (422)              1,198
                                                ------------        ------------
 Net (loss) earnings                                  (1,148)              1,996

Preferred dividends:
     Senior Redeemable Preferred Stock                 1,608               1,402
     Junior Preferred Stock                            1,072                 934
                                                ------------        ------------
Loss attributable to common stock               $     (3,828)       $       (340)
                                                ============        ============


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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries


                             CONSOLIDATED CONDENSED
                            STATEMENTS OF CASH FLOWS
                           (in thousands - unaudited)


                                                                           26-Week            26-Week
                                                                        period ended       period ended
                                                                          April 2,           April 3,
                                                                            1999               1998
                                                                        ------------       ------------
OPERATING ACTIVITIES
      Net cash provided by (used in) operating activities               $      6,525       $     12,437
                                                                        ------------       ------------
INVESTING ACTIVITIES
      Proceeds from sale of property, plant and equipment                       --                   29
      Purchase of property, plant and equipment, net                          (3,922)            (2,561)
      Product line acquisitions                                               (8,910)            (2,730)
                                                                        ------------       ------------
      Net cash used in investing activities                                  (12,832)            (5,262)
                                                                        ------------       ------------
FINANCING ACTIVITIES
      Net Proceeds/(Repayments) from revolving credit facility                10,900             (6,200)
      Net Repayments on senior term loans                                     (3,280)            (2,600)
      Purchase of treasury stock                                                --                  (75)
                                                                        ------------       ------------
      Net cash provided by (used in) financing activities                      7,620             (8,875)
                                                                        ------------       ------------
NET INCREASE/(DECREASE) IN
    CASH AND CASH EQUIVALENTS                                                  1,313             (1,700)
Cash and cash equivalents at beginning of period                                 448              2,027
                                                                        ------------       ------------
Cash and cash equivalents at end of period                              $      1,761       $        327
                                                                        ============       ============


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

During the quarter ended April 2 1999, CPI paid preferred stock dividends on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 8,180 additional shares of its Senior Redeemable Preferred Stock and 5,453 shares of its Junior Preferred Stock, respectively. During the six months ended April 2, 1999, the Company paid preferred dividends through the issuance of 16,083 shares of its Senior Redeemable Preferred Stock and 10,722 shares of its Junior Preferred Stock.

Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:


            (Dollars in thousands)         April 2,         October 2,
                                             1999             1998
                                         -----------------------------
        Raw materials and parts          $     40,956     $     38,327
        Work in process                        13,617           13,572
        Finished goods                          2,320            1,024
                                         -----------------------------
        Total inventories                $     56,893     $     52,923
                                         =============================


At the beginning of fiscal year 1999, CPI completed the acquisition of the Microwave Components Division ("MCD") of Aydin Corporation for approximately $8.9 million with net assets of approximately $2.4 million. The $6.5 million difference between the purchase price and the fair value of the net assets acquired was allocated to goodwill and other intangibles and will be amortized over estimated useful lives ranging from 1 to 15 years. This acquisition was accounted for as a purchase.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
        (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Orders during the second quarter of Fiscal 1999 were $63.5 million as compared to $81.6 million for the second quarter of Fiscal 1998, bringing orders for the first six months of Fiscal 1999 to a level of $115.1 million as compared to $143.8 million during the same time period in Fiscal 1998. This decline of $28.6 million, or 19.9%, was in line with Company expectations as a $5 million annual order for sole-source medical products was delayed until the third quarter and as Far East economic conditions continue to hinder growth in the Company's communications and industrial markets. Overall, incoming order levels fluctuate significantly on a quarterly basis and a particular quarter's order rate may not be indicative of future order levels. In addition, the Company's sales are highly dependent upon manufacturing scheduling, performance and shipments and, accordingly, it is not possible to accurately predict when these orders will be recognized as sales.

As of April 2, 1999, the Company had order backlog of $152.8 million, representing approximately seven months of sales , compared to order backlog of $187.3 million, or approximately eight and a half months of sales as of April 3, 1998.

Sales for the second quarter of Fiscal 1999 were $67.1 million compared to $68.8 million for the same period in Fiscal 1998 and were $124.9 million for the first six months of Fiscal 1999 compared to $126.2 million for the first six months of Fiscal 1998. This decline of $1.7 million for the second quarter and $1.3 million for the first six months was primarily due to the Far East economic conditions mentioned above hindering both orders and sales in the satcom portion of the Company's communications market and the semiconductor portion of the Company's industrial market. Communication sales decreased $6.4 million, or 11.1%, during the first six months in spite of the Company's recent acquisition (completed in October 1998) of solid state products that added $3.0 million of new sales. Industrial sales also declined by $1.1 million, or 11.9%. On the upside, sales to the Company's electronic countermeasures, medical and scientific markets increased by $2.6 million, $2.4 million and $1.1 million, respectively due to increased production levels of the Company's new transmitter products, increased business in European x-ray markets and the release of a new scientific product to one of the National Laboratories. Sales to the radar market remained consistent with the same time period last year.

Gross profit was $16.2 million, or 24.1% of sales, in the second quarter of Fiscal 1999 compared to $18.0 million, or 26.2% of sales, in the second quarter of Fiscal 1998 due to lower sales volume and product mix. Gross profit for the first six months of Fiscal 1999 was $30.3 million, or 24.2% of sales, compared to $32.7 million, or 25.9% of sales, during the comparable period in Fiscal 1998. This decrease of $2.4 million, or 7.4%, was the result of the slightly lower sales volume combined with a shift in product mix that was more heavily weighted toward new products with lower margins resulting from higher start-up costs.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
        (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)


Operating costs and expenses were $12.3 million, or 18.3% of sales, for the second quarter of Fiscal 1999, as compared to $10.7 million, or 15.6%, for the second quarter of Fiscal 1998 primarily due to higher research and development spending as well as higher costs related to the Company's recent acquisition. Operating costs and expenses for the first six months of Fiscal 1999 were $23.0 million, or 18.4% of sales, compared to $20.4 million, or 16.2% of sales, for the first six months of Fiscal 1998. This increase of $2.6 million was driven by the Company's focus on releasing several new satcom products that resulted in $1.0 million of higher research and development costs, the Company's recent acquisition that added marketing, administrative and amortization costs of $1.2 million and currency fluctuations of approximately $0.4 million

Earnings before interest, income taxes, depreciation and amortization ("EBITDA")(1) for the second quarter of Fiscal 1999 were $7.2 million, or 10.8% of sales, compared to $10.2 million, or 14.8% of sales, for the second quarter of Fiscal 1998. EBITDA for the first six months of Fiscal 1999 was $14.0 million, or 11.2% of sales, compared to $17.8 million, or 14.1% of sales, for the same time period in Fiscal 1998. This decrease in EBITDA of $2.9 million for the second quarter and $3.8 million for the first six months was primarily due to lower sales volume and changes in product mix combined with the release of new products with lower margins and higher research and development spending.


FINANCIAL CONDITION

Cash flows provided by operating activities for the first six months of Fiscal 1999 were $6.5 million, a decrease of $5.9 million from the $12.4 million provided by operating activities during the first six months of Fiscal 1998. Cash flow decreased due primarily to lower earnings and higher levels of accounts payable payments partially offset by an increase in advanced payments from customers.

Investing activities increased to $12.8 million in the first six months of Fiscal 1999 compared to $5.3 million in the first six months of Fiscal 1998. This increase of $7.5 million was due the acquisition of the Microwave Components Division of Aydin Corporation, which was completed in October 1998, and to slightly higher spending on production equipment.

The Company's current primary source of liquidity, other than funds generated from operations, is the $45.0 million revolving credit facility provided under its senior credit agreement (of which $12.2 million was available as of April 30, 1999). In the first six months of Fiscal 1999, the Company borrowed $10.9 million under this facility to repay $3.3 million of term loans and to complete the acquisition mentioned above. Management believes that the Company will have adequate capital resources and liquidity (including cash flow from operations and borrowing under its revolving credit facility) to meet its obligations, fund all required capital expenditures and pursue its business strategy for the foreseeable future and, in any event, for the next 12 months.


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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
        (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)


Market Risk

The Company's market risk disclosures set forth in its Annual Report on Form 10-K for the fiscal year ended October 2, 1998 have not changed significantly.

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

The Company's focus is first on products and business critical systems and equipment. Evaluation of products is substantially complete as only a few CPI products contain microprocessors or microcode. To date, no significant problems have been found in existing CPI products. Also, CPI is contacting its suppliers to ensure that they have appropriate plans in place to adequately address the century change issue. CPI's goals for the Year 2000 project are to have all business critical process Year 2000 conversions, corrective actions, work arounds and tests completed by October 31, 1999. To date, three of the Company's seven Divisions have successfully modified or replaced Enterprise Resource Planning ("ERP") systems. The other four are scheduled to "go-live" on a new ERP system during the next six months.

Timely completion of its Year 2000 project is a priority of the Company and the remediation plan, along with the timetable for its completion and budgeted remediation costs, have been approved by the Company's Year 2000 project team, management, and the Board of Directors. Management currently estimates that it will spend approximately $5.2 million primarily through a capital lease program to replace outdated Varian legacy systems. To date, approximately $4.7 million has been incurred. Other remediation efforts include a mix of capital expenditures and operating expense and an estimated $1.5 million is planned for Fiscal 1999. The Company's estimated timetable and budgeted remediation costs are based on assumptions which management believes are reasonable and appropriate. Management is committing and will continue to commit necessary human and financial resources to complete its remediation plans on a timely basis.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)     The following exhibits are being filed as part of this report:

        27.1    Financial Data Schedule (Communications & Power Industries,
                Inc.)

        27.2 Financial Data Schedule (Communications & Power Industries Holding Corporation)

(b)     Reports on Form 8-K:

        No reports were filed on Form 8-K during the quarter ended April 2, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   COMMUNICATIONS & POWER INDUSTRIES, INC.

                   By:                         /s/ Al D. Wilunowski
                      ----------------------------------------------------------
                                               Al D. Wilunowski
                                     Chief Executive Officer and President
                                              Date:  May 13, 1999

                   By:                          /s/ Lynn E. Harvey
                      ----------------------------------------------------------
                                                Lynn E. Harvey
                               Chief Financial Officer, Treasurer and Secretary
                                 (Principal Financial and Accounting Officer)
                                             Date:  May 13, 1999

                                INDEX TO EXHIBIT


Exhibit
Number                   Description
-------                  -----------


27.1    Financial Data Schedule (Communications & Power Industries, Inc.)

27.2 Financial Data Schedule (Communications & Power Industries Holding Corporation)