Form 10-Q
period 1999-07-02
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORP; COMMUNICATIONS & POWER INDUSTRIES INC
filed 1999-08-16
CIK 1000654, 1000564

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended July 2, 1999
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
    (Address, including zip code, and telephone number,                (Address, including zip code, and telephone number,
  including area code, of registrant's principal executive               including area code, of registrant's principal
                          offices)                                                     executive offices)
 Securities registered pursuant to Section 12(b) of the Act:       Securities registered pursuant to Section 12(b) of the Act:
                            NONE                                                              NONE
 Securities registered pursuant to Section 12(g) of the Act:       Securities registered pursuant to Section 12(g) of the Act:
                            NONE                                                              NONE

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the Registrant's classes of Common Stock, as of the latest practicable date: COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION: 196,420 SHARES OF COMMON STOCK, $.01 PAR VALUE, AT JULY 2, 1999. COMMUNICATIONS & POWER INDUSTRIES, INC.: 1 SHARE OF COMMON STOCK, $.01 PAR VALUE, AT JULY 2, 1999.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                          (A wholly owned subsidiary of
             Communications & Power Industries Holding Corporation)

PART 1:       FINANCIAL INFORMATION

                     COMMUNICATIONS & POWER INDUSTRIES, INC.

     Consolidated Condensed Balance Sheets, July 2, 1999 and October 2, 1998.............................2

     Consolidated Condensed Statements of Operations, 13-week period ended July 2, 1999 and 13-week period ended July 3, 1998...........................................................................3

     Consolidated Condensed Statements of Operations, 39-week period ended July 2, 1999 and 39-week period ended July 3, 1998...........................................................................4

     Consolidated Condensed Statements of Cash Flows, 39-week period ended July 2, 1999 and 39-week period ended July 3, 1998...........................................................................5

     Notes to Consolidated Condensed Financial Statements................................................6

     Management's Discussion and Analysis of Financial Condition and Results of Operations..............14

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION

     Consolidated Condensed Balance Sheets, July 2, 1999 and October 2, 1998.............................8

     Consolidated Condensed Statements of Operations, 13-week period ended July 2, 1999 and 13-week period ended July 3, 1998...........................................................................9

     Consolidated Condensed Statements of Operations, 39-week period ended July 2, 1999 and 39-week period ended July 3, 1998..........................................................................10

     Consolidated Condensed Statements of Cash Flows, 39-week period ended July 2, 1999 and 39-week period ended July 3, 1998..........................................................................11

     Notes to Consolidated Condensed Financial Statements...............................................12

     Management's Discussion and Analysis of Financial Condition and Results of Operations..............14

PART II:      OTHER INFORMATION

     Other Information .................................................................................18

SIGNATURES..............................................................................................19

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                          (A wholly owned subsidiary of
             Communications & Power Industries Holding Corporation)

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (in thousands-unaudited)


                                                      July 2,         October 2,
                       ASSETS                          1999             1998
                       ------                        ---------        ---------
CURRENT ASSETS
     Cash and cash equivalents                       $   7,041        $     448
     Accounts receivable, net                           43,685           49,484
     Inventories                                        55,329           52,923
     Deferred taxes                                      6,981            6,981
     Other current assets                                1,240            1,440
                                                     ---------        ---------
Total current assets                                   114,276          111,276
Property, plant, and equipment, net                     77,184           78,099
Goodwill and other intangibles, net                     29,351           25,147
Debt issue costs, net                                    5,886            6,522
Deferred taxes                                           8,154            8,168
                                                     ---------        ---------
Total assets                                         $ 234,851        $ 229,212
                                                     =========        =========
               LIABILITIES, REDEEMABLE
              PREFERRED STOCK AND EQUITY
CURRENT LIABILITIES
     Revolving credit facility                       $  32,500        $  13,300
     Current portion of term loans                       6,200            6,200
     Current portion of capital leases                     774              541
     Accounts payable                                   10,444           13,140
     Accrued expenses                                   22,370           15,612
     Product warranty                                    3,692            3,734
     Income taxes payable                                8,543           10,259
     Advance payments from customers                     2,786            2,533
                                                     ---------        ---------
Total current liabilities                               87,309           65,319
Senior term loans                                       18,999           23,750
Senior subordinated notes                              100,000          100,000
Obligations under capital leases                         2,216            2,548
                                                     ---------        ---------
Total liabilities                                      208,524          191,617
                                                     ---------        ---------
SENIOR REDEEMABLE PREFERRED STOCK                       23,298           20,683
                                                     ---------        ---------
Commitments and contingencies
STOCKHOLDERS' EQUITY:
     Junior Preferred Stock                                  1                1
     Common Stock                                         --               --
     Additional paid-in capital                         35,220           33,582
     Accumulated deficit                               (31,098)         (15,614)
     Less stockholder loans                             (1,094)          (1,057)
                                                     ---------        ---------
Net stockholders' equity                                 3,029           16,912
                                                     ---------        ---------
Total liabilities, redeemable
     preferred stock and equity                      $ 234,851        $ 229,212
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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                          (A wholly owned subsidiary of
             Communications & Power Industries Holding Corporation)

                             CONSOLIDATED CONDENSED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)



                                                       13-Week         13-Week
                                                     period ended    period ended
                                                        July 2,         July 3,
                                                         1999            1998
                                                       --------        --------
 Sales                                                 $ 62,292        $ 64,450
 Cost of sales                                           54,034          48,702
                                                       --------        --------
 Gross profit                                             8,258          15,748
                                                       --------        --------
 Operating costs and expenses:
      Research and development                            2,332           1,687
      Marketing                                           4,987           5,065
      General and administrative                          6,012           3,261
                                                       --------        --------
 Total operating costs and expenses                      13,331          10,013
                                                       --------        --------
 Operating(loss) income                                  (5,073)          5,735
 Foreign currency (loss) gain                              (203)             69
 Interest expense                                        (4,386)         (4,399)
                                                       --------        --------
 (Loss) earnings before taxes                            (9,662)          1,405
 Income tax expense                                         422             527
                                                       --------        --------
 Net (loss) earnings                                    (10,084)            878

Preferred dividends:
     Senior Redeemable Preferred Stock                      847             738
     Junior Preferred Stock                                 565             492
                                                       --------        --------
Loss earnings attributable to common stock             $(11,496)       $   (352)
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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                          (A wholly owned subsidiary of
             Communications & Power Industries Holding Corporation)

                             CONSOLIDATED CONDENSED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)


                                                      39-Week          39-Week
                                                   period ended     period ended
                                                       July 2,          July 3,
                                                        1999             1998
                                                     ---------        ---------
 Sales                                               $ 187,192        $ 190,625
 Cost of sales                                         148,647          142,181
                                                     ---------        ---------
 Gross profit                                           38,545           48,444
                                                     ---------        ---------
 Operating costs and expenses:
      Research and development                           7,092            5,406
      Marketing                                         14,573           14,397
      General and administrative                        14,231           10,545
                                                     ---------        ---------
 Total operating costs and expenses                     35,896           30,348
                                                     ---------        ---------
 Operating income                                        2,649           18,096
 Foreign currency (loss) gain                             (644)              24
 Interest expense                                      (13,237)         (13,520)
                                                     ---------        ---------
 (Loss) earnings before taxes                          (11,232)           4,600
 Income tax expense                                       --              1,725
                                                     ---------        ---------
 Net (loss) earnings                                   (11,232)           2,875

Preferred dividends:
     Senior Redeemable Preferred Stock                   2,455            2,140
     Junior Preferred Stock                              1,637            1,426
                                                     ---------        ---------
Loss attributable to common stock                    $ (15,324)       $    (691)
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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                          (A wholly owned subsidiary of
             Communications & Power Industries Holding Corporation)

                             CONSOLIDATED CONDENSED
                            STATEMENTS OF CASH FLOWS
                           (in thousands - unaudited)


                                                                     39-Week       39-Week
                                                                  period ended  period ended
                                                                     July 2,       July 3,
                                                                      1999          1998
                                                                    --------      --------
OPERATING ACTIVITIES
      Net cash provided by operating activities                     $  7,801      $ 18,592
                                                                    --------      --------
INVESTING ACTIVITIES
      Proceeds from sale of property, plant and equipment                 13            29
      Purchase of property, plant and equipment, net                  (6,681)       (4,388)
      Product lines acquisitions                                      (8,910)       (2,730)
                                                                    --------      --------
      Net cash used in investing activities                          (15,578)       (7,089)
                                                                    --------      --------
FINANCING ACTIVITIES
      Net Proceeds/(Repayments) from  revolving credit facility       19,200        (7,100)
      Net Repayments on senior term loans                             (4,830)       (4,150)
      Net Proceeds from stockholder loans                               --              30
      Purchase of treasury stock                                        --            (723)
      Issuance of treasury stock                                        --             696
                                                                    --------      --------
      Net cash provided by (used in) financing activities             14,370       (11,247)
                                                                    --------      --------
NET INCREASE IN
    CASH AND CASH EQUIVALENTS                                          6,593           256
Cash and cash equivalents at beginning of period                         448         2,027
                                                                    --------      --------
Cash and cash equivalents at end of period                          $  7,041      $  2,283
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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                          (A wholly owned subsidiary of
             Communications & Power Industries Holding Corporation)


                         NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

The accompanying unaudited consolidated condensed financial statements of Communications & Power Industries, Inc. ("CPI") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted and, accordingly, these financial statements should be read in conjunction with the financial statements and the notes thereto contained in CPI's October 2, 1998 Annual Report on Form 10-K. Management believes that these unaudited interim condensed financial statements contain all adjustments, all of which are of a normal, recurring nature (except as described below), necessary to present fairly the financial position of CPI, and its results of operations and cash flows, for the interim period presented. The results for the interim periods reported are not necessarily indicative of the results for the full fiscal year 1999.

Results for the quarter and the nine months ending July 2, 1999 reflect an aggregate $7.6 million in non-recurring charges, of which $6.0 million was charged to cost of goods sold and $1.6 million was charged to general and administrative expenses. These non-recurring charges were principally related to the Company's Traveling Wave Technology (TWT) Division and changes in estimated costs to complete certain customer contracts and the write-off of certain inventory which the Company believes is not realizable. In addition, certain charges for the discontinuation of a Satcom Division product line are reflected. The TWT business, historically conducted as a separate Palo Alto division, is in the process of being integrated into the Company's Microwave Power Products
(MPP) Division, also headquartered in Palo Alto. The non-recurring charges also include a provision for severance expenses in connection with the integration of the TWT Division and estimated settlement costs with a customer.

The Company is currently involved in a dispute with a customer involving performance and functionality of a particular type of product that is sold to this customer. The parties are presently negotiating a settlement to resolve this matter. The Company has recorded a reserve for the minimum level of its estimate of the range of exposure.

The Company's third quarter performance resulted in its failure to meet certain financial covenants contained in the Company's senior bank credit facility. CPI has obtained a limited waiver of the defaults from 100% of its lenders. This waiver is effective until the earlier of October 1, 1999, or the completion of a more comprehensive restructuring amendment to the credit facility. CPI expects to shortly begin working on the terms of such a restructuring amendment with the lenders' representatives.

During the quarter ended July 2, 1999, CPI paid preferred stock dividends on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 8,466 additional shares of its Senior Redeemable Preferred Stock and 5,644 shares of its Junior Preferred Stock, respectively. During the nine months ended July 2, 1999, the Company paid preferred dividends through the issuance of 24,549 shares of its Senior Redeemable Preferred Stock and 16,366 shares of its Junior Preferred Stock.

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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                          (A wholly owned subsidiary of
             Communications & Power Industries Holding Corporation)




Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:

               (Dollars in thousands)       July 2,         October 2,
                                             1999              1998
                                            -------          -------
           Raw materials and parts          $41,868          $38,327
           Work in process                   10,796           13,572
           Finished goods                     2,665            1,024
                                            -------          -------
           Total inventories                $55,329          $52,923
                                            =======          =======

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (in thousands-unaudited)

                                                               July 2,        October 2,
                       ASSETS                                   1999             1998
                       ------                                 ---------       ---------
CURRENT ASSETS
     Cash and cash equivalents                                $   7,041       $     448
     Accounts receivable, net                                    43,685          49,484
     Inventories                                                 55,329          52,923
     Deferred taxes                                               6,981           6,981
     Other current assets                                         1,240           1,440
                                                              ---------       ---------
Total current assets                                            114,276         111,276
Property, plant, and equipment, net                              77,184          78,099
Goodwill and other intangibles, net                              29,351          25,147
Debt issue costs, net                                             5,886           6,522
Deferred taxes                                                    8,154           8,168
                                                              ---------       ---------
Total assets                                                  $ 234,851       $ 229,212
                                                              =========       =========
LIABILITIES, REDEEMABLE PREFERRED STOCK,
PREFERRED STOCK OF SUBSIDIARY AND EQUITY
CURRENT LIABILITIES
     Revolving credit facility                                $  32,500       $  13,300
     Current Portion of term loans                                6,200           6,200
     Current Portion of capital leases                              774             541
     Accounts payable                                            10,444          13,140
     Accrued expenses                                            22,370          15,612
     Product warranty                                             3,692           3,734
     Income taxes payable                                         8,543          10,259
     Advance payments from customers                              2,786           2,533
                                                              ---------       ---------
Total current liabilities                                        87,309          65,319
Senior term loans                                                18,999          23,750
Senior subordinated notes                                       100,000         100,000
Obligations under capital leases                                  2,216           2,548
                                                              ---------       ---------
Total liabilities                                               208,524         191,617
                                                              ---------       ---------
SENIOR REDEEMABLE PREFERRED STOCK OF SUBSIDIARY                  23,298          20,683
                                                              ---------       ---------
JUNIOR PREFERRED STOCK OF SUBSIDIARY                             16,038          14,400
                                                              ---------       ---------

STOCKHOLDERS' (DEFICIT) EQUITY:
     Common Stock                                                     2               2
     Additional paid-in capital                                  19,181          19,181
     Accumulated deficit                                        (31,098)        (15,614)
     Less stockholder loans                                      (1,094)         (1,057)
                                                              ---------       ---------
Net stockholders' (deficit) equity                              (13,009)          2,512
                                                              ---------       ---------
Total liabilities, redeemable preferred stock, preferred
     stock of subsidiary and equity                           $ 234,851       $ 229,212
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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                             CONSOLIDATED CONDENSED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)


                                                 13-Week        13-Week
                                              period ended   period ended
                                                 July 2,        July 3,
                                                  1999           1998
                                                --------       --------
 Sales                                          $ 62,292       $ 64,450
 Cost of sales                                    54,034         48,702
                                                --------       --------
 Gross profit                                      8,258         15,748
                                                --------       --------
 Operating costs and expenses:
      Research and development                     2,332          1,687
      Marketing                                    4,987          5,065
      General and administrative                   6,012          3,261
                                                --------       --------
 Total operating costs and expenses               13,331         10,013
                                                --------       --------
 Operating (loss) income                          (5,073)         5,735
 Foreign currency (loss) gain                       (203)            69
 Interest expense                                 (4,386)        (4,399)
                                                --------       --------
 (Loss) earnings before taxes                     (9,662)         1,405
 Income tax expense                                  422            527
                                                --------       --------
 Net (loss) earnings                             (10,084)           878

Preferred dividends:
     Senior Redeemable Preferred Stock               847            738
     Junior Preferred Stock                          565            492
                                                --------       --------
Loss earnings attributable to common stock      $(11,496)      $   (352)
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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                             CONSOLIDATED CONDENSED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)


                                                      39-Week          39-Week
                                                   period ended      period ended
                                                      July 2,           July 3,
                                                       1999              1998
                                                    ---------         ---------
 Sales                                              $ 187,192         $ 190,625
 Cost of sales                                        148,647           142,181
                                                    ---------         ---------
 Gross profit                                          38,545            48,444
                                                    ---------         ---------
 Operating costs and expenses:
      Research and development                          7,092             5,406
      Marketing                                        14,573            14,397
      General and administrative                       14,231            10,545
                                                    ---------         ---------
 Total operating costs and expenses                    35,896            30,348
                                                    ---------         ---------
 Operating income                                       2,649            18,096
 Foreign currency (loss) gain                            (644)               24
 Interest expense                                     (13,237)          (13,520)
                                                    ---------         ---------
 (Loss) earnings  before taxes                        (11,232)            4,600
 Income tax expense                                      --               1,725
                                                    ---------         ---------
 Net (loss) earnings                                  (11,232)            2,875

Preferred dividends:
     Senior Redeemable Preferred Stock                  2,455             2,140
     Junior Preferred Stock                             1,637             1,426
                                                    ---------         ---------
Loss attributable to common stock                   $ (15,324)        $    (691)
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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                             CONSOLIDATED CONDENSED
                            STATEMENTS OF CASH FLOWS
                           (in thousands - unaudited)


                                                                    39-Week         39-Week
                                                                 period ended    period ended
                                                                    July 2,         July 3,
                                                                      1999           1998
                                                                    --------       --------
OPERATING ACTIVITIES
      Net cash provided by operating activities                     $  7,801       $ 18,592
                                                                    --------       --------
INVESTING ACTIVITIES
      Proceeds from sale of property, plant and equipment                 13             29
      Purchase of property, plant and equipment, net                  (6,681)        (4,388)
      Product line acquisitions                                       (8,910)        (2,730)
                                                                    --------       --------
      Net cash used in investing activities                          (15,578)        (7,089)
                                                                    --------       --------
FINANCING ACTIVITIES
      Net Proceeds from stockholder loans                               --               30
      Net Proceeds/(Repayments) from revolving credit facility        19,200         (7,100)
      Net Repayments on senior term loans                             (4,830)        (4,150)
      Purchase of treasury stock                                        --             (723)
      Issuance of treasury stock                                        --              696
                                                                    --------       --------
      Net cash provided by (used in) financing activities             14,370        (11,247)
                                                                    --------       --------
NET INCREASE IN
    CASH AND CASH EQUIVALENTS                                          6,593            256
Cash and cash equivalents at beginning of period                         448          2,027
                                                                    --------       --------
Cash and cash equivalents at end of period                          $  7,041       $  2,283
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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries


                         NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

The accompanying unaudited condensed consolidated financial statements of Communications & Power Industries Holding Corporation ("Holding") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted and, accordingly, these financial statements should be read in conjunction with the financial statements and the notes thereto contained in Holding's October 2, 1998 Annual Report on Form 10-K. Management believes that these unaudited interim condensed financial statements contain all adjustments, all of which are of a normal, recurring nature (except as described below), necessary to present fairly the financial position of Holding, and its results of operations and cash flows, for the interim period presented. The results for the interim periods reported are not necessarily indicative of the results for the full fiscal year 1999.

Results for the quarter and the nine months ending July 2, 1999 reflect an aggregate $7.6 million in non-recurring charges, of which $6.0 million was charged to cost of goods sold and $1.6 million was charged to general and administrative expenses. These non-recurring charges were principally related to the Company's Traveling Wave Technology (TWT) Division and changes in estimated costs to complete certain customer contracts and the write-off of certain inventory which the Company believes is not realizable. In addition, certain charges for the discontinuation of a Satcom Division product line are reflected. The TWT business, historically conducted as a separate Palo Alto division, is in the process of being integrated into the Company's Microwave Power Products
(MPP) Division, also headquartered in Palo Alto. The non-recurring charges also include a provision for severance expenses in connection with the integration of the TWT Division and estimated settlement costs with a customer.

The Company is currently involved in a dispute with a customer involving performance and functionality of a particular type of product that is sold to this customer. The parties are presently negotiating a settlement to resolve this matter. The Company has recorded a reserve for the minimum level of its estimate of the range of exposure.

The Company's third quarter performance resulted in its failure to meet certain financial covenants contained in the Company's senior bank credit facility. CPI has obtained a limited waiver of the defaults from 100% of its lenders. This waiver is effective until the earlier of October 1, 1999, or the completion of a more comprehensive restructuring amendment to the credit facility. CPI expects to shortly begin working on the terms of such a restructuring amendment with the lenders' representatives.

During the quarter ended July 2, 1999, CPI paid preferred stock dividends on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 8,466 additional shares of its Senior Redeemable Preferred Stock and 5,644 shares of its Junior Preferred Stock, respectively. During the nine months ended July 2, 1999, the Company paid preferred dividends through the issuance of 24,549 shares of its Senior Redeemable Preferred Stock and 16,366 shares of its Junior Preferred Stock.

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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:

               (Dollars in thousands)       July 2,         October 2,
                                              1999             1998
                                            -------          -------
           Raw materials and parts          $41,868          $38,327
           Work in process                   10,796           13,572
           Finished goods                     2,665            1,024
                                            -------          -------
           Total inventories                $55,329          $52,923
                                            =======          =======

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                          (A wholly owned subsidiary of
             Communications & Power Industries Holding Corporation)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Orders during the third quarter of Fiscal 1999 were $65.6 million as compared to $53.4 million for the third quarter of Fiscal 1998, bringing orders for the first nine months of Fiscal 1999 to a level of $180.7 million as compared to $197.2 million during the same time period in Fiscal 1998. This year-to-date decline of $16.5 million, or 8.3%, was primarily due to continued softness from the Company's satellite communications ("satcom") market where orders were down $10.9 million and to order receipt delays from the Company's medical market where orders were down $6.8 million. Order receipts for sole-source medical products have been delayed due to a customer's change from an annual procurement process to a quarterly procurement process but this is not expected to impact shipments. Overall, incoming order levels fluctuate significantly on a quarterly basis and a particular quarter's order rate may not be indicative of future order levels. In addition, the Company's sales are highly dependent upon manufacturing scheduling, performance and shipments and, accordingly, it is not possible to accurately predict when these orders will be recognized as sales.

As of July 2, 1999, the Company had order backlog of $156.5 million, representing approximately seven months of sales, compared to order backlog of $168.5 million, or approximately eight months of sales as of July 3, 1998.

Sales for the third quarter of Fiscal 1999 were $62.3 million compared to $64.5 million for the same period in Fiscal 1998 and were $187.2 million for the first nine months of Fiscal 1999 compared to $190.6 million during the same time period in Fiscal 1998. The nine month decline of $3.4 million, or 1.8%, is a relatively small decline attributable to the challenging global economic conditions impacting order receipts, but there has been a significant change in product mix. Sales of products to the communications, radar and industrial markets for the first nine months of Fiscal 1999 were down by $7.7 million, $2.5 million and $1.9 million, respectively, compared to the first nine months of Fiscal 1998. The communications market has been unfavorable impacted by softness in demands for satcom products in spite of the Company's recent acquisition (completed in October 1998) of solid state products that added $4.7 million of new sales during the first nine months of Fiscal 1999. The radar market has been impacted slightly by U.S. sanctions against India and the industrial market has been impacted by softness in demands from the semiconductor products. Partially offsetting these declines are increased sales to the electronic countermeasures, scientific and medical markets of $4.4 million, $2.2 million and $2.1 million, respectively. Both electronic countermeasures and scientific sales have been favorably impacted by new product development efforts.

Gross profit for the third quarter of Fiscal 1999 was $8.3 million, or 13.3% of sales, compared to $15.7 million, or 24.4% of sales, in the third quarter of Fiscal 1998. Gross profit for the first nine months of Fiscal 1999 was $38.5 million, or 20.6% of sales, compared to $48.4 million, or 25.4% of sales, during the comparable period in Fiscal 1998. This decline of $7.5 million for the third quarter and $9.9 million

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                          (A wholly owned subsidiary of
             Communications & Power Industries Holding Corporation)


for the nine months ending July 2, 1999 was primarily due to non-recurring charges of $6.0 million (described below). Absent this charge, gross margins were down in Fiscal 1999 compared to Fiscal 1998 due to slightly lower sales volume and shifts in product mix to more technically challenging products in new applications as well as new product introductions that have higher costs.

Operating costs and expenses were $13.3 million, or 21.4% of sales, for the third quarter of Fiscal 1999, as compared to $10.0 million, or 15.5%, for the third quarter of Fiscal 1998. Operating costs and expenses for the first nine months of Fiscal 1999 were $35.9 million, or 19.2% of sales, compared to $30.3 million, or 15.9% of sales, for the first nine months of Fiscal 1998. This increase of $3.3 million for the third quarter and $5.5 million for the nine months ending July 2, 1999 was due to non-recurring charges of $1.6 million (described below), higher research and development spending primarily in the satcom product area as well as higher marketing, administrative and amortization costs related to the Company's recent acquisition.

Results for the quarter and the nine months ending July 2, 1999 reflect an aggregate $7.6 million in non-recurring charges principally related to the Company's Traveling Wave Technology (TWT) Division and changes in estimated costs to complete certain customer contracts and the write-off of certain inventory which the Company believes is not realizable. In addition, certain charges for the discontinuation of a Satcom Division product line are reflected. The TWT business, historically conducted as a separate Palo Alto division, is in the process of being integrated into the Company's Microwave Power Products
(MPP) Division, also headquartered in Palo Alto. The non-recurring charges also include a provision for severance expenses in connection with the integration of the TWT Division and estimated settlement costs with a customer in connection with a product performance dispute.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA")(1) for the third quarter of Fiscal 1999 were a negative $1.8 million, or (2.9%) of sales, compared to $8.8 million, or 13.6% of sales, for the third quarter of Fiscal 1998. EBITDA for the first nine months of Fiscal 1999 was $12.2 million, or 6.5% of sales, compared to $26.6 million, or 13.9% of sales, for the same time period in Fiscal 1998. Excluding the non-recurring charges of $7.6 million, EBITDA for the third quarter was $5.8 million, or 9.3% of sales, and $19.8 million, or 10.6% of sales, for the nine months ending July 2, 1999. This decrease in EBITDA of $3.0 million for the third quarter and $6.8 million for the first nine months of Fiscal 1999 was due primarily to shifts in product mix that, because of a number of new product development contracts, have lower margins, higher research and development spending and higher general and administrative costs associated with unfavorable currency fluctuations, information system replacement efforts and adding a new operating division.


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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                          (A wholly owned subsidiary of
             Communications & Power Industries Holding Corporation)


FINANCIAL CONDITION

Cash flows provided by operating activities for the first nine months of Fiscal 1999 were $7.8 million, a decrease of $10.8 million from the $18.6 million provided by operating activities during the first nine months of Fiscal 1998. Cash flow decreased due primarily to lower earnings and higher levels of accounts payable payments partially offset by a decrease in operating assets, an increase in accrued liabilities and an increase in advanced payments from customers.

Investing activities increased to $15.6 million in the first nine months of Fiscal 1999 compared to $7.1 million in the first nine months of Fiscal 1998. This increase of $8.5 million was due to the acquisition of the Microwave Components Division of Aydin Corporation, which was completed in October 1998, and to slightly higher spending on production equipment.

The Company's current primary source of liquidity, other than funds generated from operations, is the $45.0 million revolving credit facility provided under its senior credit agreement (of which $10.3 million was available as of July 30, 1999). In the first nine months of Fiscal 1999, the Company borrowed $19.2 million under this facility to repay $4.8 million of term loans and to complete the acquisition mentioned above. The Company's third quarter performance resulted in its failure to meet certain financial covenants contained in the Company's senior bank credit facility. CPI has obtained a limited waiver of the defaults from 100% of its lenders. This waiver is effective until the earlier of October 1, 1999, or the completion of a more comprehensive restructuring amendment to the credit facility. CPI expects to shortly begin working on the terms of such a restructuring amendment with the lenders' representatives. Among other things, CPI expects that the restructuring amendment will reflect the Company's reduced expectations for financial results in upcoming quarters.

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

The Company's focus is first on products and business critical systems and equipment. Evaluation of products is substantially complete as only a few CPI products contain microprocessors or microcode. To date, no significant problems have been found in existing CPI products. Also, CPI is contacting its suppliers to ensure that they have appropriate plans in place to adequately address the century change issue. CPI's goals for the Year 2000 project are to have all business critical process Year 2000

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                          (A wholly owned subsidiary of
             Communications & Power Industries Holding Corporation)


conversions, corrective actions, work arounds and tests completed by October 31, 1999. To date, four of the Company's six Divisions have successfully modified or replaced Enterprise Resource Planning ("ERP") systems. The other two are scheduled to "go-live" on a new ERP system during the next three months.

Timely completion of its Year 2000 project is a priority of the Company and the remediation plan, along with the timetable for its completion and budgeted remediation costs, have been approved by the Company's Year 2000 project team, management, and the Board of Directors. Management currently estimates that it will spend approximately $5.6 million primarily through a capital lease program to replace outdated Varian legacy systems. To date, approximately $5.2 million has been incurred. Other remediation efforts include a mix of capital expenditures and operating expense and an estimated $1.5 million is planned for Fiscal 1999. The Company's estimated timetable and budgeted remediation costs are based on assumptions which management believes are reasonable and appropriate. Management is committing and will continue to commit necessary human and financial resources to complete its remediation plans on a timely basis.

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

The Company presently believes that, with modifications to existing software and conversion to new software, the Year 2000 problem will not pose significant operational problems for the Company's systems as modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem could have a material impact on the operations of the Company. Management is still in the process of developing contingency plans but expects that manual processing procedures to maintain accurate processing of information and data are available. Contingency plans are in process but completion of these plans has been delayed until October 31, 1999 to coincide with converting the last Division to Y2K compliant information systems.

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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                          (A wholly owned subsidiary of
             Communications & Power Industries Holding Corporation)


PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

See the discussion above under "Management's Discussion and Analysis of Financial Condition and Results of Operation Financial Condition" for a discussion of the Company's senior bank credit facility.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibits are being filed as part of this report:

          10.1.6 Sixth Amendment to Credit Agreement among CPI, Holding, the other obligors named therein, the lenders named therein and Bankers Trust Company, as Agent, dated as of July 26, 1999.

          27.1      Financial Data Schedule (Communications & Power Industries,
                    Inc.)

          27.2 Financial Data Schedule (Communications & Power Industries Holding Corporation)

(b)  Reports on Form 8-K:

     No reports were filed on Form 8-K during the quarter ended July 2, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             COMMUNICATIONS & POWER INDUSTRIES, INC.

                             By:              /s/ William P. Rutledge
                                ------------------------------------------------
                                                William P. Rutledge
                                       Chief Executive Officer and President
                                              Date:  August 12, 1999

                             By:                /s/ Lynn E. Harvey
                                ------------------------------------------------
                                                  Lynn E. Harvey
                                Chief Financial Officer, Treasurer and Secretary
                                   (Principal Financial and Accounting Officer)
                                              Date:  August 12, 1999

                               INDEX TO EXHIBITS

Exhibit
 Number                       Description
-------                       ------------
10.1.6    Sixth Amendment to Credit Agreement among CPI, Holding, the other obligors named therein, the lenders named therein and Bankers Trust
          Company, as Agent, dated as of July 26, 1999.

27.1      Financial Data Schedule (Communications & Power Industries, Inc.)

27.2      Financial Data Schedule (Communications & Power Industries Holding
          Corporation)