Form 10-K405
period 1999-10-01
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORP; COMMUNICATIONS & POWER INDUSTRIES INC
filed 1999-12-29
CIK 1000654, 1000564

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended October 1, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


        For the transition period from ___________ to ___________

  Commission File Number: 33-96858-01      Commission File Number: 33-96858

            COMMUNICATIONS &                        COMMUNICATIONS &
            POWER INDUSTRIES                     POWER INDUSTRIES, INC.
          HOLDING CORPORATION
     (Exact name of registrant as            (Exact name of registrant as
       specified in its charter)               specified in its charter)

                DELAWARE                               DELAWARE
        (State of Incorporation)               (State of Incorporation)
               77-0407395                             77-0405693
             (IRS employer                           (IRS employer
         identification number)                 identification number)
             607 HANSEN WAY                         607 HANSEN WAY
    PALO ALTO, CALIFORNIA 94303-1110       PALO ALTO, CALIFORNIA 94303-1110
             (650) 846-2900                         (650) 846-2900
      (Address, including zip code,          (Address, including zip code,
          and telephone number,                  and telephone number,
  including area code, of registrant's    including area code, of registrant's
      principal executive offices)            principal executive offices)
     Securities registered pursuant          Securities registered pursuant
      to Section 12(b) of the Act:            to Section 12(b) of the Act:
                  NONE                                    NONE
     Securities registered pursuant          Securities registered pursuant
      to Section 12(g) of the Act:            to Section 12(g) of the Act:
                  NONE                                    NONE

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

Indicate the number of shares outstanding for each of the Registrant's classes of Common Stock, as of the latest practicable date: COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION: 196,420 SHARES OF COMMON STOCK, $.01 PAR VALUE, AT DECEMBER 1, 1999. COMMUNICATIONS & POWER INDUSTRIES, INC.: 1 SHARE OF COMMON STOCK, $.01 PAR VALUE, AT DECEMBER 1, 1999.

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

The Company's products include microwave and power grid vacuum electronic devices, microwave amplifiers, modulators, and various other power supply equipment and devices. In Fiscal 1999, the Company added a line of solid state products including GaAs FET amplifiers, frequency converters and multiplier amplifiers. All of the Company's products are consumable and have a finite life based upon hours of usage, operating environment and application. The Company operates six manufacturing locations in North America, and sells and services its products and customers worldwide primarily through a direct sales force.

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

MARKETS

The Company operates in six different markets:

- Communications Market - The communications market is comprised of applications for satellite communications ("satcom"), wireless point-to-point and point-to-multipoint radio and broadcast sectors. In this market, the Company's products generate, amplify and transmit signals and data within an overall communication system. Sales in the communications market were $105.4 million in Fiscal 1999 compared to $118.8 million in Fiscal 1998 and $122.5 million in Fiscal 1997.

- Radar Market - The radar market includes microwave and power grid vacuum electronic devices, amplifiers and related equipment for air, ground and shipboard radar systems. The Company's vacuum electronic devices have been an integral component of radar systems for over five decades. Sales in the radar market were $85.4 million in Fiscal 1999 compared to $87.4 million in Fiscal 1998 and $75.4 million in Fiscal 1997.

- Electronic Countermeasures Market - The electronic countermeasures market utilizes microwave vacuum electronic devices for systems that provide protection for ships, aircraft and high-value land targets against radar-guided munitions. Sales in the electronic countermeasures market were $19.4 million, $12.1 million and $11.8 million in Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.

- Industrial Market - The industrial market includes applications for a wide range of systems used for materials processing, instrumentation and voltage generation. Sales in this market were $17.2 million, $19.4 million and $21.9 million in Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.

- Medical Market - The Company participates in the diagnostic and treatment sectors of the medical market. In the diagnostic market, the Company provides x-ray generators, including state-of-the-art, high-efficiency, lightweight power supplies and modern digital-based consoles for diagnostic equipment. In the treatment market, the Company provides microwave generators (klystrons) for high-end cancer therapy machines. Sales in this market were $20.5 million, $18.8 million and $17.6 million in Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.

- Scientific Market - The scientific market consists primarily of equipment utilized in reactor fusion programs and accelerators for high-energy particle physics, referred to as "Big Science." Sales in the scientific market were $7.8 million, $4.2 million and $4.2 million in Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.

The Company's products have applications among both commercial and government customers. The commercial sector represents all sales for which the U.S. Government is not the end-user. However, the end-user markets identified above are not categorized based upon whether they consist entirely of sales into commercial or government sectors. Therefore, sales in any one of the Company's markets may consist of sales to either commercial customers, the U.S. Government, or both. The commercial sector contributed approximately $199.7 million, or 78.1%, of the Company's total sales in Fiscal 1999 compared to approximately $201.4 million, or 77.3%, in Fiscal 1998 and $190.1 million, or 75.0%, in Fiscal 1997. U.S. Government sales, both direct and through original equipment manufacturers ("OEMs"), contributed approximately $56.0 million, or 21.9%, of the Company's total sales in Fiscal 1999 compared to approximately $59.3 million, or 22.7%, in Fiscal 1998 and $63.3 million, or 25.0%, in Fiscal 1997. These percentages reflect the Company's development of products for the commercial marketplace. Since the late 1980s, the United States defense budget has been shrinking; however, based on a stable trend of order receipts for spares and upgrades from Fiscal 1995 to Fiscal 1999, management expects that U.S. Government and defense-related end-users will continue to provide a steady source of revenue.

In Fiscal 1999, approximately 65.5% of sales were derived from U.S. customers, while approximately 34.5% were derived from international customers compared to Fiscal 1998 where approximately 61.1% of sales were derived from the U.S. and approximately 38.9% were from international customers. However, many domestic OEMs, primarily those in the satcom market, export their products, and management believes that some percentage of the Company's sales to U.S. customers ultimately have international end-users. Excluding sales to the U.S. Government, no single customer accounted for more than 5% of the Company's total sales in Fiscal 1999, Fiscal 1998 or Fiscal 1997.

SALES, MARKETING AND SERVICE

As of October 1, 1999, the Company has over 150 direct sales, marketing and technical support professionals representing the largest direct sales, service and technical support organization focused exclusively on high-power/ high-frequency signal generation, amplification and transmission. The Company's sales and service organization is supplemented by outside representatives and a distributor, which service certain lower volume accounts. Most of the Company's sales professionals are responsible for marketing the Company's entire product line. Company sales professionals receive extensive technical training in all of the Company's products, which allows them to provide customers with appropriate technical support, including information on product application and implementation.

In addition to its direct sales force, the Company utilizes over 35 external sales organizations and one stocking distributor, Richardson Electronics, Ltd., to service the needs of low volume customers. The majority of the third-party organizations which the Company utilizes are located outside the U.S. and focus primarily on customers in South America, South East Asia, the Far East, the Middle East, Africa and Eastern Europe. Through the use of third-party sales organizations, the Company has been better able to meet the needs of its foreign customers by establishing a local presence in lower volume markets.

The Company also has a specialized network of nine factory service centers for the satcom replacement market. These service centers are located in the United States (California and New Jersey), Amsterdam, China, India, Indonesia, Japan, Singapore and Russia.

MANUFACTURING

The Company manufactures its products within six manufacturing locations in North America. The Company has implemented modern manufacturing methodologies based upon "continuous improvement," including JIT materials handling, Demand Flow Technology, Statistical Process Control and Value Managed Relationships with suppliers and customers. The Company has achieved the ISO-9000 international certification standard utilized in the European Community.

Generally, each of the Company's manufacturing units use similar production processes consisting of product development, purchasing, high level assembly and test. For satcom equipment and solid state devices, the process is primarily one of integration and contract manufacturers are used whenever possible. Satcom equipment utilizes both vacuum electronic devices ("VEDs") and solid state technology and, therefore, procures components from the Company's other manufacturing units. For VEDs, the process starts with procurement of raw material and sub-assemblies from qualified suppliers, who often deliver on a JIT basis. Raw materials are then formed, primarily by machining, cleaning and plating certain parts. These steps utilize statistical process control techniques to assure quality and high production yields. Subassembly is then performed to produce a vacuum envelope, the essential part of a vacuum electronic device. This subassembly process is performed utilizing Demand Flow Technology, which helps to minimize inventory. Vacuum assemblies are processed by pumping the atmosphere from the assemblies while heating them in a furnace and simultaneously charging them with an electrical current. When this step is complete, final assembly and testing is performed on each product before shipment. The Company has developed sophisticated test programs to assure that each product meets operating specifications.

Certain materials necessary for the manufacture of the Company's products, such as molybdenum, OFHC copper, and some cathodes, are obtained from sole, or a limited group of, suppliers. In addition, prices of these raw materials and key components are subject to fluctuation.

COMPETITION

The industries and markets in which the Company operates are highly competitive. The Company encounters intense competition in most of its business areas from numerous other companies (such as Litton Industries, Inc., Marconi Applied Technologies (formerly, EEV Limited), MCL and Thomson CSF), some of which have resources substantially greater than those of the Company. Some of these competitors are also customers of the Company. The Company's ability to compete in its markets depends to a large extent on its ability to provide high quality products with shorter lead times at competitive prices, and its readiness in facilities, equipment and personnel.

The Company must also continually engage in effective research and development efforts in order to introduce innovative new products for technologically sophisticated customers and markets. There is an inherent risk that advances in existing technology, including solid state technology, or the development of new technology could adversely affect the Company's financial condition and results of operations. However, with the Company's recent acquisition of a line of solid state products, the Company is now more strategically set to address the marketplace with both solid state technology as well as vacuum electronic device technology. Solid state devices generally serve end-users' low-power requirements more cost effectively and efficiently than microwave vacuum electronic devices, however, only microwave vacuum electronic devices currently serve high-power/high-frequency demands. The laws of physics limit the ability of solid state technology to efficiently or cost effectively serve the high-power/high-frequency applications of the Company's customers. These applications' extreme operating parameters necessitate heat dissipation capabilities that are satisfied by the Company's vacuum electron device products. The Company's management believes that each technology serves its own niche without significant overlap.

BACKLOG

As of October 1, 1999, the Company had an order backlog of $146.4 million compared to order backlog of $160.8 million as of October 2, 1998 and $169.0 million as of October 3, 1997. Backlog has declined over the last three years due to softness in the Company's communications market along with a change in customer procurement practices that demand shorter lead times and, therefore, reduced backlog commitments. Although the backlog consists of firm orders for which goods and services are yet to be provided, these orders can be and sometimes are modified or terminated. However, the amount of modifications and terminations has historically not been material compared to total contract volume.

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

RESEARCH AND DEVELOPMENT

Company-sponsored research and development ("R&D") expense was approximately $9.0 million, $7.5 million and $7.7 million during Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively. The Company has increased its internal R&D efforts primarily to focus on meeting the needs of the satellite communications market. Customer-sponsored R&D was approximately $8.6 million, $6.0 million and $5.9 million during Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively. For customer-sponsored R&D, the costs were charged to cost of sales to match revenue received.

EMPLOYEES

As of October 1, 1999, the Company had approximately 1,683 employees compared to 1,690 employees as of October 2, 1998. None of the Company's employees is subject to a collective bargaining agreement although a limited number of the Company's sales force members located in Europe are members of work councils or unions. The Company has not experienced any work stoppages and believes that it has good relations with its employees.

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

U.S. GOVERNMENT CONTRACTS AND REGULATIONS

Management expects that a decreasing but significant portion of the Company's sales will continue in the foreseeable future to result from contracts with the U.S. Government, either directly or through prime contractors or subcontractors. The Company's business with the U.S. Government is performed under fixed-price and, to a lesser degree, cost-plus contracts. Fixed-price contracts accounted for approximately 93.2% of the Company's U.S. Government sales in Fiscal 1999 and cost-plus contracts accounted for approximately 6.8%, which is consistent with Fiscal 1998's mix of approximately 94% fixed-price and approximately 6.0% cost-plus and Fiscal 1997's mix of approximately 92% fixed-price and approximately 8% cost-plus.

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

ENVIRONMENTAL MATTERS

The Company is subject to a variety of federal, state and local environmental laws and regulations and utilizes in its operations a number of chemicals which are classified as hazardous or similar substances.

Management believes that the Company's current operations are in substantial compliance with current environmental laws and regulations. However, changes in law or limitations on chemical uses or certain manufacturing processes could restrict the ability of the Company to operate in the manner in which the Company is currently operated or is permitted to be operated. In addition, it is possible that the Company may experience releases of certain chemicals or other events which could cause the incurrence of material cleanup costs or other damages. The Company is involved from time to time in legal proceedings involving compliance with environmental requirements applicable to its ongoing operations, and may be involved in legal proceedings involving regulatory compliance, exposure to chemicals or the remediation of environmental contamination.

Varian has agreed to indemnify the Company for environmental claims arising from the Predecessor's operations (including pre-existing contamination) prior to the consummation of the Acquisition, subject to certain exceptions and limitations. See "Business - Relationship with Varian - Acquisition Agreement." Environmental investigation and remedial work is being undertaken by Varian, pursuant to the Acquisition Agreement, at two of the Company's manufacturing facilities, Palo Alto and Beverly, and the San Carlos and Georgetown facilities also have soil and groundwater contamination which may require remediation. The Company subleases a portion of the larger Varian Palo Alto campus, as to which Varian has entered into a Consent Order with the California Environmental Protection Agency for remediation of soil and groundwater contamination. The Palo Alto site also abuts a federal Superfund site and a state Superfund site. Varian also has been sued or threatened with suit with respect to some of the Company's facilities. Since the consummation of the acquisition, Varian has at its expense conducted all required investigation and remediation work at the Company's facilities arising from the Predecessor's operations.

Although the Company believes that Varian currently has sufficient financial resources to satisfy its environmental indemnification obligations to the Company, because of the long-term nature of Varian's remediation obligations, there can be no assurance that Varian will continue to have the financial resources to comply fully with its indemnification obligations to the Company. Unreimbursed liabilities arising from environmental claims, if significant, could have a material adverse effect on the Company's results of operations and financial condition.

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

Holding, CPII Acquisition and CPI's subsidiaries also assumed certain specified liabilities of the Predecessor. The liabilities assumed by Holding included certain balance sheet liabilities of the Predecessor, which aggregated to approximately $24.1 million as of August 11, 1995, and certain contingent liabilities (such as for certain product warranty claims) (the "Assumed Liabilities"). Upon the merger of CPII Acquisition with and into CPI immediately following the consummation of the Acquisition, CPI became a wholly owned subsidiary of Holding.

In connection with the consummation of the Acquisition, the Company entered into two senior term loans in the aggregate amount of $42.0 million and a revolving credit facility in a principal amount of up to $35.0 million (subsequently increased to $45.0 million in October 1998), including a $5.0 million sub-facility for letters of credit (subsequently increased to $7.5 million in June 1997) pursuant to a Senior Credit Agreement. The Company also issued the following:

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

RELATIONSHIP WITH VARIAN

The Company continues to maintain certain relationships with Varian arising from the Predecessors' previous relationship with Varian and arising under the Acquisition Agreement and the Ancillary Agreements (as defined below). The descriptions of certain of such relationships set forth below are qualified in their entirety by reference to the full texts of documents relating thereto, copies of which are referenced as exhibits to this Annual Report on Form 10-K.

Acquisition Agreement. The Acquisition Agreement contains customary representations, warranties and covenants. In addition, pursuant to the terms of the Acquisition Agreement, Varian agreed to indemnify and reimburse the Company for all losses arising from breaches of covenants and agreements of Varian in the Acquisition Agreement and the Ancillary Agreements, all Retained Liabilities (as defined in the Acquisition Agreement), environmental claims arising from the pre-closing operation of the Predecessor (as more fully described below), certain matters pertaining to Varian's interest in its Palo Alto, California and certain other matters as specified in the Acquisition Agreement. In turn, the Company agreed to indemnify and reimburse Varian for all losses arising from breaches of covenants and agreements of the Company in the Acquisition Agreement and the Ancillary Agreements, all Assumed Liabilities, environmental claims arising from the post-closing operation of the Predecessor (as more fully described below), and certain other matters as specified in the Acquisition Agreement. As to such indemnification obligations of Varian and the Company, there are no time or dollar limitations. The indemnification provisions in the Acquisition Agreement and the Ancillary Agreements are generally intended to be the exclusive remedies of the parties with respect to such agreements, subject to certain exceptions.

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

In turn, the Company agreed to indemnify Varian for liabilities related to environmental claims arising from the following: (i) the Company's possession or use of the acquired properties after the closing, (ii) violations (or purported violations) of environmental laws resulting from post-closing conditions or activities at the acquired properties, (iii) any incremental costs incurred by Varian as a result of the Company's introduction of hazardous materials at the acquired properties after the closing, (iv) disposal of hazardous materials by the Company or its agents after the closing, and (v) the post-closing migration of hazardous materials that were present before the closing or the post-closing exacerbation of environmental conditions existing before the closing, but in each case only to the extent resulting from the Company's active negligent conduct. In the event of post-closing releases, the Company is required to respond to and remediate certain types of such releases at its expense. However, in the event of post-closing releases which contribute to existing groundwater contamination which is otherwise being remediated by Varian, Varian agreed to treat such contaminated groundwater, to the extent required and if it is feasible to do so, using its own treatment systems. The Company will be required to reimburse Varian for Varian's incremental costs related thereto.

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

ITEM 2: PROPERTIES

The Company owns, leases or subleases manufacturing, assembly, warehouse, service and office properties having an aggregate floor space of approximately 1,131,627 square feet, of which approximately 98,000 square feet are leased or subleased to third parties. The table below provides summary information regarding principal properties owned or leased by the Company:


                                            (square footage)
            Property                   Owned           Leased/Subleased
            --------              ----------------     ----------------
San Carlos, California.........       320,000(a)
Beverly, Massachusetts.........       213,000(b)
Georgetown, Ontario, Canada....       126,000
Palo Alto, California..........             -              429,000(c)
San Jose, California...........             -               27,727(d)
Various locations..............             -               15,900(e)

    (a) The San Carlos, California square footage includes approximately 42,000 square feet leased to two tenants who provide services to the Company and others.
    (b) The Beverly, Massachusetts square footage includes approximately 42,000 square feet leased to four tenants.
    (c) This facility is primarily leased by way of assignment of Varian's lessee interest with the remainder subleased from Varian. The Palo Alto, California square footage includes approximately 14,000 square feet leased to three tenants.
    (d) This facility is leased from Watch Holdings, LLC c/o GE Capital Realty Group. Lease will expire 6/30/02 with a five year extension available upon request prior to expiration.
    (e) Includes both leased facilities occupied entirely by the Company's field sales and service organizations and three foreign shared use facilities which the Company is sharing for varying periods of time under rental agreements with Varian.

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

There were no matters submitted to a vote of security holders during Fiscal
1999.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

CPI is a wholly owned subsidiary of Holding. Neither CPI's nor Holding's common stock is publicly traded. No cash dividends have been declared on the common stock of the Company during the 52-week period ended October 1, 1999. Restrictive covenants in the Senior Credit Agreement generally restrict the declaration or payment of dividends on the Company's common stock. The Notes also restrict the declaration and payment of dividends unless the Company satisfies certain financial covenants, among other things.

ITEM 6: SELECTED FINANCIAL DATA

The historical financial data set forth below for Fiscal 1995 through Fiscal 1999, has been derived from the historical audited financial statements audited by KPMG LLP, independent public accountants. The information contained in this table should be read in conjunction with the information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as the historical audited financial statements of Holding and CPI included elsewhere in this Annual Report on Form 10-K. As a consequence of the Acquisition, effective August 11, 1995, each of Holding and CPI is deemed for financial reporting purposes to have become a new reporting entity ("Successor") on the following date and periods subsequent to the August 11, 1995 date reflect the allocation of the costs of the Acquisition to assets and liabilities based on estimates of fair values in accordance with the purchase method of accounting. Accordingly, the results of operations of Successor subsequent to August 11, 1995 are not fully comparable to the results of the operations of the Company as constituted prior to such date. In particular, operating results subsequent to August 11, 1995 reflect decreases in operating expenses relating to corporate allocations, incremental depreciation and amortization relating to the purchase method adjustments referred to above and other interest charges relating to new indebtedness related to the Acquisition.

SELECTED FINANCIAL DATA

                                                                                   Successor                             Predecessor
                                                        ---------------------------------------------------------------  -----------
                (Dollars in Thousands)                   52 Weeks    52 Weeks      53 Weeks    52 Weeks       7 Weeks      45 Weeks
                                                           Ended       Ended         Ended       Ended         Ended         Ended
                                                         October 1,  October 2,   October 3, September 27,  September 29, August 12,
                                                           1999         1998         1997        1996           1995         1995
                                                        -----------  ----------   ---------- -------------  -----------   ----------
CPI AND HOLDING STATEMENT OF OPERATIONS DATA:
 Sales                                                  $ 255,680      260,688      253,439     257,449         36,398      214,677
 Cost of sales                                            199,638      194,410      183,678     184,482         27,634      160,156
                                                        ---------      -------      -------     -------         ------      -------
 Gross profit                                              56,042       66,278       69,761      72,967          8,764       54,521
 Research and development                                   8,983        7,455        7,681       8,308          1,198        7,429
 Selling and Marketing                                     19,590       19,168       19,701      19,886          2,763       17,506
 General and administrative                                18,717       12,935       12,568      15,468          3,250        8,565
 Corporate allocations                                         --           --           --          --             --       11,160
 Write-off of acquired in-process
      research and development                                 --           --           --          --         31,363           --
                                                        ---------      -------      -------     -------         ------      -------
 Operating income (loss)                                    8,752       26,720       29,811      29,305        (29,810)       9,861
 Interest expense                                          17,805       17,793       19,039      18,894          2,497           --
 Income tax expense (benefit)                                 605        3,750       (3,000)      2,068         (2,709)       3,649
                                                        ---------      -------      -------     -------         ------      -------
 Net earnings (loss) before preferred dividends$           (9,658)       5,177       13,772       8,343        (29,598)       6,212
                                                        =========      =======      =======     =======         ======      =======

 EBITDA(a)                                                 22,527       38,017       39,441      38,736          4,894       21,026
 Certain One-Time Charges(b)                                7,432           --           --          --             --           --
                                                        ---------      -------      -------     -------         ------      -------
 Adjusted EBITDA                                           29,959       38,017       39,441      38,736          4,894       21,026
 Certain Non-Cash Charges:
     Depreciation and amortization                         13,635       11,297        9,630       7,731            941       11,165
     Inventory write-up related to purchase accounting        140           --           --       1,700          2,400           --
     In-process research & development write-off               --           --           --          --         31,363           --

     Amortization of deferred debt issue costs              1,209        1,372        1,952       1,962            199           --
 Capital expenditures(c)                                    8,588        8,204       10,767      12,501            880        6,063

                                                                                  Successor
                                                        -----------------------------------------------------------------
                                                         October 1,   October 2,  October 3   September 27, September 29,
CPI BALANCE SHEET DATA:                                     1999        1998          1997        1996           1995
                                                        -----------   ----------  ---------   ------------- -------------
 Working capital                                        $  26,907       45,957       40,467      34,576         35,204
 Total assets                                             233,584      229,212      237,396     228,142        214,902
 Total equity (deficit)                                     3,660       16,912       15,306       4,400         (1,538)
 Long-term debt and redeemable preferred stock            142,039      146,981      149,100     150,472        151,260
HOLDING BALANCE SHEET DATA:
 Working capital                                        $  26,907       45,957       40,467      34,576         35,204
 Total assets                                             233,584      229,212      237,396     228,142        214,902
 Total equity (deficit)                                   (12,962)       2,512        2,841      (6,379)       (10,884)
 Long-term debt and redeemable preferred stock            142,039      146,981      149,100     150,472        151,260

-----------------------

(a) EBITDA represents earnings before provision for income taxes, interest expense, depreciation and amortization and excludes any charge related to the purchase accounting write-up of inventory and the write-off of acquired in-process research and development.

(b) Represents certain charges related to changes in management and corresponding changes in estimated costs-to-complete for certain contracts due to technical complexity, write-off of certain excess inventory and the discontinuation of a satcom product line. (See "MD&A")

(c) Capital expenditures as reported here include equipment acquired under a capital lease. Capital leases, primarily related to the purchase of new business system hardware and software were $309,000 in Fiscal 1999, $1,545,000 in Fiscal 1998 and $1,584,000 in Fiscal 1997.

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company serves the communications, radar, electronic countermeasures, industrial, medical and scientific markets. In addition, the Company divides the communications market into applications for ground-based satellite uplinks for military and commercial uses ("satcom") and broadcast sectors. The Company defines and discusses its orders and sales trends by these end markets in order to more clearly relate its business to outside investors. Internally, however, the Company is organized into six operating units that are differentiated based on products. Four of these operating units comprise the Company's vacuum electronic device ("VED") segment. The Company also has a satellite communications equipment segment and its newly acquired solid state products segment. Segment data is included in Note 11 of the Notes to Consolidated Financial Statements.

Orders for Fiscal 1999 were $242.2 million compared to orders of $258.9 million in Fiscal 1998. This $16.7 million, or 6.4%, order decline was predominantly due to continued softness from the Company's communications market and, in particular the satcom portion of this market, resulting from Far East economic conditions as well as competitive pressures . The Company also discontinued a product line of radio frequency tranceiver products but this was offset by the acquisition of a line of solid state products . Increased orders for products sold in the electronic countermeasures and scientific markets of $5.4 million, and $2.7 million, respectively, more than offset small declines in orders for products sold to the medical and industrial markets of $4.6 million and $0.7 million, respectively. Order receipts for sole-source medical products have been delayed due to a customer driven change from an annual procurement process to a quarterly procurement process but this did not impact shipments. Order receipts for radar related products were consistent with prior year, in spite of the negative impact of U.S. sanctions against India, reflecting a stable volume of replacement business. Nevertheless, incoming order levels fluctuate significantly on a quarterly basis and a particular year's order rate may not be indicative of future order levels. In addition, the Company's sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Sales for Fiscal 1999 were $255.7 million compared to sales of $260.7 million in Fiscal 1998. Despite a decrease in orders of 6.4% for the fiscal year, sales declined by only 1.9% due to the Company's focus on reducing internal cycle times and improving on-time delivery, thereby giving it the ability to operate on reduced levels of backlog. Global economic pressures minimizing the amount of satcom business, changes in customer-defined delivery schedules delaying shipments to semiconductor equipment manufacturers and U.S. sanctions against India putting a hold on certain defense related products all had a negative impact. Strong demands for decoy products and increased production of the Company's new transmitter product, both of which are included in the Company's electronic countermeasure market, have helped to mitigate declines in other markets.

Looking forward, the Company believes that its communications business will improve over the next twelve months and anticipates growth from new terrestrial radio and satellite uplink programs. The Company's newly released GEN IV amplifier product line, with proprietary MSDC (multi-staged depressed collector) VED technology, has received market acceptance and the Company expects it will become the industry standard for years to come. The Company also anticipates growth in the electronic countermeasures market for expendable decoys as well as high power transmitter applications. The Company's radar market remains strong with a high degree of repeat business through spare and repair VED requirements. The industrial, medical and scientific markets are expected to remain flat to slow growth through the next twelve months.

RESULTS OF OPERATIONS

The following table sets forth the Company's historical results of operations as a percentage of sales for each of the periods indicated.

                                        52 Weeks            52 Weeks         53 Weeks
                                          Ended              Ended            Ended
                                     October 1, 1999   October 2, 1998    October 3, 1997
                                     ---------------   ---------------    ---------------
Sales                                     100.0 %           100.0 %          100.0 %
Cost of sales                             78.1              74.6             72.5
                                          ----              ----             ----
    Gross profit                          21.9              25.4             27.5
Research and development                   3.5               2.9              3.0
Selling and Marketing                      7.7               7.3              7.8
General and administrative(a)              7.3               5.0              5.0
                                          ----              ----             ----
Operating income                           3.4              10.2             11.7
Interest expense                           7.0               6.8              7.5
                                          ----              ----             ----
    Earnings (loss) before taxes          (3.6)              3.4              4.2
Provision for income taxes                 0.2               1.4             (1.2)
                                          ====              ====             ====
    Net earnings (loss)                   (3.8)%            2.0 %            5.4 %
                                          ====              ====             ====
Other Data:
    EBITDA(b)                             8.8 %             14.6 %           15.6 %
    Preferred Dividends                   2.2 %              1.9 %            1.7 %

------------
(a) For purposes of MD&A, general and administrative results include foreign currency (loss) gain.

(b) EBITDA represents earnings before provision for income taxes, interest expense, depreciation and amortization.


Fiscal 1999 Compared to Fiscal 1998

SALES. Sales for Fiscal 1999 of $255.7 million were $5.0 million, or 1.9%, below the prior year level of $260.7 million as declines in products sold to the Company's communications, industrial and radar markets were partially offset by increases in sales of products to electronic countermeasures, scientific and medical markets. Communications sales were $105.4 million in Fiscal 1999 which represents a decline of $13.4 million, or 11.3%, from Fiscal 1998. Fortunately, the Company was able to minimize some of the impact from satcom market declines with its acquisition of a line of solid state products (completed early in the fiscal year) that added $6.4 million of new business in Fiscal 1999. Sales of products to the industrial market were $17.2 million, down approximately $2.3 million, or 11.7%, from Fiscal 1998 due to delayed demand from the Company's semiconductor equipment manufacturers. Radar sales of $85.4 million in Fiscal 1999 reflects a slight decline of $2.0 million, or 2.3%, from prior year primarily due to U.S. sanctions against India, however the Company continues to work closely with the State Department and several licenses were cleared in the fourth quarter. On the upside, sales of products to the Company's electronic countermeasures market of $19.4 million in Fiscal 1999 reflects an increase of $7.4 million, or 61.0%, from Fiscal 1998 as expendable decoy products have gained increasing attention from military customers as a cost effective means of protecting personnel and hardware. Increased production of the Company's new low band transmitter device also contributed. Scientific sales benefited from customer-sponsored research and development efforts with sales of $7.8 million in Fiscal 1999, an increase of $3.6 million, or 84.1%, from Fiscal 1998. Medical sales of $20.5 million were $1.7 million, or 9.1%, above sales in Fiscal 1998. Stable shipments of microwave generators for cancer therapy equipment sold to Varian Medical Systems as well as growth in x-ray generators for diagnostic equipment sold in Europe were the primary drivers of the increase.

COST OF SALES. Cost of sales in Fiscal 1999 were $199.6 million, or 78.1% of sales, compared to $194.4 million, or 74.6% of sales in Fiscal 1998. This increase in cost of $5.2 million, or 2.7%, was primarily due to one-time charges of approximately $6.2 million (see "EBITDA"). Excluding these one-time charges, the Company's cost of sales would have been 75.6% of sales which reflects the fact that new products have become increasingly important to the sales mix and their inherently higher costs have resulted in some margin erosion that is expected to continue somewhat into Fiscal 2000.

RESEARCH AND DEVELOPMENT. R&D expenses in Fiscal 1999 increased $1.5 million to $9.0 million, or 3.5% of sales, compared to Fiscal 1998's level of $7.5 million, or 2.9% of sales. The Company increased its internal R&D efforts primarily to focus on meeting the needs of its satcom market. This trend is expected to continue into Fiscal 2000 as the Company plans to release its next generation satcom amplifier sometime mid-year.

SELLING, MARKETING, GENERAL AND ADMINISTRATIVE. Selling, marketing, general and administrative expenses were $38.3 million, or 15.0% of sales, compared to $32.1, or 12.3% of sales. These operating costs increased by $6.2 million primarily due to higher costs of $2.3 million related to the Company's acquisition of its new Solid State Products Division ($1.3 million of which was amortization of goodwill and intangibles), one-time charges of $1.2 million (see "EBITDA"), higher information systems costs of $0.9 million related to implementing new business systems and unfavorable currency fluctuations of $0.7 million.

EBITDA. EBITDA was $22.5 million, or 8.8% of sales, in Fiscal 1999 compared to EBITDA of $38.0 million, or 14.6% of sales, in Fiscal 1998. Results for Fiscal 1999 reflect an aggregate $7.4 million in one-time charges principally related to the Company's Traveling Wave Technology (TWT) Division and changes in estimated costs-to-complete for certain customer contracts due to technical complexity and the write-off of certain excess inventory which the Company believes is not realizable. In addition, certain charges for the discontinuation of a satcom product line were also reflected. The TWT business, historically conducted as a separate Palo Alto division, was integrated into the Company's Microwave Power Products (MPP) Division, also located in Palo Alto. The charges also include a provision for severance expenses in connection with the integration of the TWT Division and settlement costs with a customer in connection with a product performance dispute. Excluding the one-time charges of $7.5 million, EBITDA for Fiscal 1999 was $30.0 million, or 11.7% of sales. This decrease of EBITDA of approximately $8.0 million compared to Fiscal 1998 was due primarily to lower volume and shifts in product mix towards lower margin new products, combined with higher operating costs associated with R&D efforts, implementation of new business systems and the acquisition of a new operating division.

NET LOSS. Net loss before taxes and preferred dividends was $9.1 million for Fiscal 1999, compared to net earnings before taxes and preferred dividends of $8.9 million for Fiscal 1998. Net loss after taxes but before preferred dividends was $9.7 million for Fiscal 1999, a decrease of $14.8 million from the prior fiscal year. In spite of a consolidated pretax loss, a provision for income tax expense was booked in Fiscal 1999 due to the fact that most foreign operations were profitable. However, the current fiscal year provision required was $3.2 million lower than in the prior fiscal year.


Fiscal 1998 Compared to Fiscal 1997

SALES. Sales for Fiscal 1998 were approximately $260.7 million, an increase of approximately $7.2 million, or 2.9%, as compared to sales of $253.4 million in Fiscal 1997. The Company's sales increased due to strong demand for products used in radar applications offset partially by declines in both communications and industrial markets that were primarily driven by softness in the Asian economy. Sales to the radar market increased to $87.4 million in Fiscal 1998 from $75.4 million in Fiscal 1997, an increase of $12.0 million, or 15.9%. Sales to the communications market decreased to $118.8 million in Fiscal 1998 from $122.5 million in Fiscal 1997, a decline of $3.7 million, or 3.1%. Industrial sales declined to $19.4 million in Fiscal 1998 from $21.9 million in Fiscal 1997, a decrease of $2.5 million, or

11.4%. Sales to the Company's other three markets (medical, electronic countermeasures and scientific) combined increased to $35.1 million in Fiscal 1998 from $33.5 million in Fiscal 1997, an increase of approximately $1.5 million, or 4.5% primarily due to increased demand for the Company's medical products.

COST OF SALES. Cost of sales in Fiscal 1998 were $194.4 million or 74.6% of sales compared to $183.7 million, or 72.5% of sales in Fiscal 1997. This increase in costs of $10.7 million, or 5.8%, was due to higher sales volume ($5.2 million), unfavorable product mix ($4.4 million) and higher depreciation costs ($1.1 million). Unfavorable product mix was directly related to the Company's focus on releasing new products to the communications, electronic countermeasures and scientific markets. Although this has enhanced the Company's technological capability and its ability to service customers, new products have historically generated higher costs and, therefore, lower margins as a result of start-up issues including small lot production volumes, lower yields and higher engineering labor content. These costs were minimized somewhat in Fiscal 1998 by a change in accounting estimate for disposal costs that lowered management's calculation of cost-to-complete reserves by approximately $1 million. Also unfavorably impacting product mix was the completion of a high margin U.S. military satcom program that ran the full year in Fiscal 1997 and was substantially completed early in Fiscal 1998. Depreciation costs were higher in Fiscal 1998 as compared to Fiscal 1997 due to new capital equipment purchases that have been added to a fixed depreciation base that resulted from the revaluation of all property, plant and equipment as of the Acquisition date.

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

SELLING, MARKETING, GENERAL AND ADMINISTRATIVE. Selling, marketing, general and administrative expenses were $32.1 million in Fiscal 1998, or 12.3% of sales, as compared to $32.3 million, or 12.8% of sales, in Fiscal 1997. Overall, marketing costs were lower in Fiscal 1998 by approximately $0.6 million due to favorable currency valuation rates impacting Europe but this was partially offset by general and administrative costs that were higher by $0.4 million due to additional goodwill amortization that resulted from two product line acquisitions completed in the first quarter of Fiscal 1998.

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

FINANCIAL CONDITION

The Company's continuing operating activities have provided adequate capital and liquidity for the Company for the periods presented. However, the Company's current fiscal year performance resulted in its failure to meet certain financial covenants contained in the Company's Senior Credit Agreement. The Company did obtain a limited waiver of defaults from 100% of its bank lenders and has subsequently completed a more comprehensive restructuring amendment to the credit facility. This was accomplished on December 27, 1999 with Amendment No. 7 which is filed as an Exhibit to this Form 10-K. Amendment No. 7 extends the Commitment Termination Date with respect to the Revolving Credit Loan to January 1, 2001, increases the interest rate margins applicable to all loans by 25 basis points, modifies the financial covenants to reflect the Company's reduced expectations for financial results in the upcoming quarters and further restricts certain "Permitted Affiliate Transactions", certain "Permitted Indebtedness" and certain "Permitted Investments" as set forth in Annex A to the Agreement.

Cash flow from operating activities was $6.3 million in Fiscal 1999 as compared to $23.3 million in Fiscal 1998. This reduction of $17.0 million was primarily related to losses from operations that resulted from lower volume, shifts in product mix and higher operating costs.

Investing activities were comprised principally of investment in property, plant and equipment totaling $8.3 million in Fiscal 1999, $6.6 million in Fiscal 1998 and $9.2 million in Fiscal 1997. Also, during the last two fiscal years, the Company has continued to enhance its product line offering by investing in several small acquisitions. In Fiscal 1999, the Company purchased a line of solid state products for approximately $8.9 million and continues to operate this on a stand-alone basis in San Jose, California. In Fiscal 1998, the Company invested $2.7 million in two small product line acquisitions to add to products currently being manufactured in the Company's Beverly, Massachusetts and Palo Alto, California facilities.

The Company's continuing operations typically do not have large capital requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. The Company expects the level of capital expenditures in Fiscal 2000 to be relatively consistent with Fiscal 1999.

Financing activities during the three-year period were related almost entirely to repayments of, or proceeds from, the Company's Senior Credit Agreement. Non-cash financing activities during Fiscal 1999, Fiscal 1998 and Fiscal 1997 included $0.3 million, $1.5 million and $1.6 million, respectively, of purchases under capital leases. These purchases were related to the implementation of a new business enterprise system that is part of the Company's overall plan to address "Year 2000" issues, to improve efficiency and to reduce dependency on aging Varian legacy systems.

The Company's primary source of liquidity, other than funds generated from operations or other sources of liquidity, is the revolving credit facility provided by the Senior Credit Agreement that was increased from $35.0 million to $45.0 million as of October 6, 1998 related to the Company's acquisition of a line of solid state products. Of this amount, $5.2 million was available for CPI to draw upon as of October 1, 1999. The Senior Credit Agreement does not require CPI, at any time, to exchange any of its floating-rate obligations under the Senior Credit Agreement into fixed-rate obligations.

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

The Company has outstanding debt associated with the Acquisition, the majority of which relates to the Senior Subordinated Notes, which mature in 2005 and bear a fixed interest rate of 12 percent per annum. The remaining debt, with a carrying value of approximately $58.7 million at October 1, 1999, is subject to changes in the Prime or LIBOR Rates. To reduce the Company's exposure to interest rate risk, the Company consistently monitors available money rates accessible under its Senior Credit Agreement and will lock in rates for specific periods of time.

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

The Company performed a sensitivity analysis in which it assessed the potential loss in future earnings from the impact of a 10 percent adverse movement in interest and foreign currency exchange rates on outstanding debt and non-U.S. dollar denominated assets and liabilities. The impact was determined based on the hypothetical change from shifts in the market rates over a period of one year. Other market sensitive financial instruments were not included in the analysis as they were not material. In terms of interest rate risk, a 10 percent adverse movement in the Base Rate or Effective Rate on the Company's variable rate debt would result in a decrease in future earnings of less than $0.4 million. In terms of foreign currency exchange rate risk, a 10 percent adverse movement in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would result in a decrease in future earnings of less than $0.1 million. Actual results, however, could differ materially.


Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that derivatives be recognized in the statement of financial position at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The effective date for this statement has been delayed by the FASB for a period of one year. The Company will adopt SFAS No. 133 beginning the first quarter of Fiscal 2001. Management does not believe the adoption of SFAS No. 133 will have a material effect on the Company's consolidated financial position, results of operations or cash flow.

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

Evaluation of the Company's products is substantially complete since very few products contain microprocessors or microcode and, to date, no significant problems have been found in existing CPI products. Also, based on both written and verbal discussions, management has no information that indicates a significant vendor or service provider may be unable to sell goods or provide services to the Company or that any significant customer may be unable to purchase from the Company because of Year 2000 issues. Further, the Company has not received any notifications from regulatory agencies to which it is subject indicating that the Company must achieve compliance by a specific date or significant regulatory action will be taken.

The Company has completed its migration to modified or replaced Enterprise Resource Planning ("ERP") systems at five of its six operating Divisions. The Company's most recently acquired Division is in the process of upgrading its accounting software to the latest Y2K version and is expected to complete this task by the end of December 1999. Manual processes, however, are in place and will be utilized if warranted.

Timely completion of its Year 2000 project has been a priority of the Company and the remediation plan, along with the timetable for its completion and budgeted remediation costs, has been appropriately approved and reviewed by the Company's Year 2000 project team, management, and the Board of Directors. Management currently estimates that it has spent approximately $6.4 million to replace non-compliant Varian legacy systems, of which $3.4 million was through a capital lease program. Other remediation efforts completed in Fiscal 1999 and Fiscal 1998 have included a mix of capital expenditures and operating expense costs totaling $1.3 million and an estimated $0.4 million is planned for Fiscal 2000. The Company's estimated timetable and budgeted remediation costs are based on assumptions which management believes are reasonable and appropriate. Management is committing and will continue to commit necessary human and financial resources to complete its remediation plans on a timely basis.

The Company presently believes that, with the modifications to existing software and conversion to new software that have taken place, the Year 2000 problem will not pose significant operational problems for the Company's systems as modified and converted. Management has contingency plans in place that includes manual process procedures to ensure that accurate processing of information and data are available.


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

COMMUNICATIONS & POWER INDUSTRIES, INC.                                                   Page
Index to Financial Statements.............................................................F-1

Independent Auditors' Report..............................................................F-2

Consolidated Balance Sheets as of October 1, 1999 and October 2, 1998.....................F-3

Consolidated Statements of Operations for the 52-week period ended October 1,
    1999 the 52-week period ended October 2, 1998 and the 53-week period ended
    October 3, 1997 ......................................................................F-4

Consolidated Statements of Stockholders' Equity for the 52-week period ended
    October 1, 1999,  the 52-week  period  ended  October 2, 1998 and the 53-week  period ended October 3, 1997.................................................................F-5

Consolidated Statements of Cash Flows for the 52-week period ended October 1,
    1999, the 52-week period ended October 2, 1998 and the 53-week period ended
    October 3, 1997 ......................................................................F-6

Notes to the Consolidated Financial Statements............................................F-8

Financial Statement Schedule.............................................................F-48


COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION                                    Page

Independent Auditors' Report.............................................................F-26

Consolidated Balance Sheets as of October 1, 1999 and October 2, 1998....................F-27

Consolidated Statements of Operations for the 52-week period ended October 1,
    1999, the 52-week period ended October 2, 1998 and the 53-week period ended
    October 3, 1997 .....................................................................F-28

Consolidated  Statements of  Stockholders'  Equity (Deficit) for the 52-week period ended
    October 1, 1999,  the 52-week  period  ended  October 2, 1998 and the 53-week  period ended September 27, 1996.............................................................F-29

Consolidated Statements of Cash Flows for the 52-week period ended October 1,
    1999, the 52-week period ended October 2, 1998 and the 53-week period ended
    October 3, 1997 .....................................................................F-30

Notes to the Consolidated Financial Statements...........................................F-32

Financial Statement Schedule.............................................................F-49



ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with the audit of the financial statements for the 52-weeks ended October 1, 1999, the 52-weeks ended October 2, 1998 and the 53-weeks ended October 3, 1997, there were no disagreements with KPMG LLP on accounting or financial disclosure.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS OF HOLDING

The following is a table setting forth certain information with respect to the directors and executive officers of Holding. All directors serve for a period of one year or until their successors are duly elected and qualified.

            Name              Age          Position
            ----              ---          --------
William P. Rutledge........   57  Chairman of the Board and
                                  Director
Bart F. Petrini............   60  Chief Executive Officer
                                  and President
Lynn E. Harvey.............   44  Chief Financial Officer,
                                  Treasurer and Secretary
John R. Beighley...........   47  Vice President and
                                  Assistant Secretary
Leonard I. Green...........   66  Director
John G. Danhakl............   43  Director
Gregory J. Annick..........   35  Director

DIRECTORS AND EXECUTIVE OFFICERS OF CPI

The following is a table setting forth certain information with respect to the individuals who are the directors and executive officers of CPI. All directors serve for a period of one year or until their successors are duly elected and qualified.

            Name              Age          Position
            ----              ---          --------
William P. Rutledge........   57  Chairman of the Board and
                                  Director
Bart F. Petrini............   60  Chief Executive Officer
                                  and President
Lynn E. Harvey.............   44  Chief Financial Officer,
                                  Treasurer and Secretary
John R. Beighley...........   47  Vice President and
                                  Assistant  Secretary
O. Joseph Caldarelli.......   49  Vice President
Don C. Coleman.............   45  Vice President
Robert A. Fickett..........   39  Vice President
Kwang Kim..................   66  Vice President
H. Frederick Koehler.......   64  Vice President
Richard A. Schaffzin.......   55  Vice President
Leonard I. Green...........   66  Director
John G. Danhakl............   43  Director
Gregory J. Annick..........   35  Director

William P. Rutledge became Chairman of the Board and Interim Chief Executive Officer and President of Holding and CPI in June 1999. Prior to this appointment, Mr. Rutledge served as President and Chief Executive Officer of Allegheny Teledyne Incorporated from August 1996 to March 1997. Mr. Rutledge held several other positions at Teledyne, Inc. beginning with Group Executive in 1986, Vice President in 1987, Senior Vice President 1988, Executive VP in 1989, and President in 1990. In 1991 he was elected as Chief Executive Officer and appointed as Chairman in 1993. Prior to joining Teledyne, Inc. Mr. Rutledge held several management positions at FMC from 1971 to 1986. Mr. Rutledge received a BS in Metallurgical Engineering from Lafayette College and an MS in Financial Management from George Washington University.

Bart F. Petrini became Chief Executive Officer and President of Holding and CPI in November 1999. Prior to this, Mr. Petrini served as Executive Vice President and General Manager in the Electron Device Group of Richardson Electronics beginning in 1994 and ending with his joining CPI. Bart began his career with Western Electric (now Lucent Technologies) as a Manufacturing Engineer and capped a 20 year career in high tech manufacturing as Division Vice President of Manufacturing in ITT's Electro-Optical Products Division. Mr. Petrini then joined Varian Associates in 1980 as General Manager of their Eimac Division and in 1983 was promoted to General Manager of the Microwave Tube Division. In 1985 Bart left Varian to become President and CEO of a Silicon Valley start-up Microwave company. Bart received a degree in Mechanical Engineering from Bucknell University in 1960 and an MBA in 1970 from George Washington University.

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

Don C. Coleman became a Vice President of CPI and Division President of the Beverly Microwave Division ("BMD") in February 1999. Mr. Coleman was Vice President of Manufacturing for BMD from February of 1996 until accepting his current position. From 1990 until 1996 Mr. Coleman held the position of Engineering Manager for Receiver Protector Products at BMD. Mr. Coleman held a variety of manufacturing and development engineering positions at CPI (then Varian) from the time he joined the company in 1976 until 1990. Prior to being employed by Varian, Mr. Coleman attended the University of Massachusetts where he received a B.S. degree in Engineering.

Robert A. Fickett became a Vice President of CPI in April 1998 and currently heads the Company's Microwave Power Products ("MPP") Division. From January 1996 to April 1998, Mr. Fickett was Vice

President of Operations for MPP. From 1993 until January 1996, he was President and Chief Executive Officer of Altair Technologies, Inc., a contract manufacturer. From 1982 until 1993, Mr. Fickett held a number of positions with CPI's predecessor, Varian, including Engineering Manager of MPP's Klystron Engineering Group, which he was promoted to in 1989. Mr. Fickett received a B.S. degree in Mechanical Engineering from the University of California, Berkeley.

Kwang Kim became a Vice President of CPI and Division President of the Solid State Products Division in October 1998. Mr. Kim was President of the Microwave Components Division of Aydin Corporation for twenty-one years prior to CPI's acquisition of the division. Mr. Kim holds a BS degree from Kyung Nam University in Korea and has completed some course work in electrical engineering at the University of Santa Clara towards an MS degree.

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

Leonard I. Green became a director of the Company in August 1995. He has been an executive officer of Leonard Green & Partners, L.P. ("LGP"), a merchant banking firm which manages Green Equity Investors II, L.P. ("GEI"), since the formation of LGP and GEI in 1994. Mr. Green has been, individually or through a corporation, a partner in a merchant banking firm affiliated with LGP since 1989. Prior to 1989, Mr. Green had been a partner of Gibbons, Green, van Amerongen for more than five years. Mr. Green is also a director of Rite Aid Corporation and several private companies.

John G. Danhakl became a director of the Company in August 1995. He has been an executive officer of LGP, a merchant banking firm that manages GEI, since 1995. Mr. Danhakl had previously been a Managing Director at Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and had been with DLJ since 1990. Prior to joining DLJ, Mr. Danhakl was a Vice President at Drexel Burnham Lambert Incorporated. Mr. Danhakl is also a director of Twinlab Corporation, The Arden Group, Inc. and several private companies.

Gregory J. Annick a director of the Company in August 1995. He has been an executive officer and an equity owner, through a trust, of LGP, a merchant banking firm that manages GEI, since the formation of LGP and GEI in 1994. He joined a merchant banking firm affiliated with LGP as an associate in 1989, became a principal in 1993, and through a corporation became a partner in 1994. From 1988 to 1989, he was an associate with the merchant banking firm of Gibbons, Green, van Amerongen. Before that time, Mr. Annick was a financial analyst in mergers and acquisitions with Goldman, Sachs & Co. Mr. Annick is also a director of several private companies.

ITEM 11: EXECUTIVE COMPENSATION

The information set forth in the following table relates to the Chief Executive Officer and President of both Holding and CPI and the next four most highly compensated executive officers of Holding and CPI (collectively, the "Named Executive Officers") for Fiscal 1999, Fiscal 1998 and Fiscal 1997.

                           SUMMARY COMPENSATION TABLE

                                                          ANNUAL                            LONG TERM
                                                       COMPENSATION                        COMPENSATION
                                    ----------------------------------------------------   ------------
        NAME AND                                                            OTHER ANNUAL       LTIP           ALL OTHER
   PRINCIPAL POSITION               FISCAL                      BONUS($)    COMPENSATION     PAYOUTS($)    COMPENSATION($)
    WITH THE COMPANY                 YEAR       SALARY($)         (a)            (b)            (c)             (d)
------------------------------      ------      ---------      ---------    ------------   -------------   ---------------
William P. Rutledge                  1999       $138,462       $     --       $     --       $     --       $    249
  Interim Chief
  Executive Officer

Al D. Wilunowski  (e)                1999        302,744             --         30,367             --         46,536
  Chief Executive Officer            1998        302,744             --         35,482             --         48,866
  and President                      1997        302,744        186,821         38,041        409,568         71,467


O. Joseph Caldarelli  (f)            1999         92,613        173,912          7,740             --          5,040
  Vice President                     1998         98,225             --          7,630             --          5,291
                                     1997        102,435         67,243          7,592         53,212          7,907

Robert A. Fickett                    1999        134,828         75,930          9,679             --          6,404
  Vice President                     1998        113,938             --             --             --          5,412
                                     1997        107,072         33,116             --             --          5,086

Lynn E. Harvey                       1999        127,220         48,627         12,808             --          8,479
  Chief Financial Officer            1998        119,678             --         11,153             --          8,106
                                     1997        113,540         36,417          7,827             --          2,996

Richard A. Schaffzin                 1999        150,000         33,173         12,720             --          3,014
  Vice President                     1998         64,039             --             --             --            280
                                     1997             --             --             --             --             --

----------
(a) Fiscal 1999 bonus amount includes a special bonus awarded to certain management in April 1999 as well as awards calculated under CPI's Management Incentive Plan for Fiscal 1999 to be paid in Fiscal 2000. There were no awards in Fiscal 1998 under the Management Incentive Plan for that year. Fiscal 1997 bonus consist of amounts awarded under CPI's Management Incentive Plan for Fiscal 1997 but paid in Fiscal 1998.

(b) Consists of amounts reimbursed for the payment of taxes on certain perquisites and personal benefits.

(c) Consists of cash payouts awarded in Fiscal 1997 under the long-term incentive feature of CPI's Management Incentive Plan for the three year period ending Fiscal 1997 but paid in Fiscal 1998. CPI's Long Term Incentive Plan was discontinued in Fiscal 1998.

(d) Consists of (1) Company contributions to CPI's 401(k) plan and Non-Qualified Deferred Compensation Plan and (2) Company paid premiums for group life insurance.

(e) Mr. Wilunowski resigned effective June 11, 1999 and entered into a consulting agreement with the Company through December 8, 2000. Fees to be paid under this agreement correspond to his prior salary.

(f) Mr. Caldarelli was paid an annual base salary of $140,322 in Canadian dollars and therefore is impacted by changes in average exchange rates for the periods shown.


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

Holding has reserved a total of 50,000 shares of Holding Common Stock for issuance under the Holding Equity Plan, 45,870 of which were issued to the Company's Chief Executive Officer, certain executive officers and key employees (collectively, any executive officers and key employees who may acquire Management Shares are referred to as the "Management Investors") in Fiscal 1995. As of October 1, 1999, based on retirements and changes in management, 3,580 shares have been repurchased and 42,290 shares continue to be held by Management Investors.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Neither Holding nor CPI has a Compensation Committee. None of the directors of Holding or CPI are officers or employees or former officers or employees of Holding, CPI or any of their respective subsidiaries, or had any relationships which would require disclosure by the Company pursuant to Item 404 of Regulation S-K ("Certain Relationships and Related Transactions"), except as described below.

LGP is investment adviser to, and an affiliate of the general partner of, GEI II, which holds approximately 73.1% of the outstanding shares of Holding. Holding, in turn, owns all of the outstanding shares of common stock of CPI. Messrs. Green, Danhakl and Annick, who are directors of Holding and CPI, are also stockholders of the general partner of LGP. See "Directors and Executive Officers." In connection with the Acquisition, Holding and CPI entered into a Management Services Agreement with LGP pursuant to which LGP will receive an annual fee of approximately $362,000 plus reasonable expenses for providing management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analysis, negotiating and structuring financing, and exploring, negotiating and arranging expansion and capital market opportunities, in the future. See "Certain Relationships and Related Transactions - Management Agreements."


COMPENSATION OF DIRECTORS

Individuals who are officers of Holding and CPI, as well as Messrs. Green, Danhakl and Annick, will not receive any compensation directly for their service on Holding's and CPI's Boards of Directors. Holding and CPI have entered into a management services agreement pursuant to which LGP will receive an annual fee plus reasonable expenses for providing management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analyses, negotiating and structuring financing and exploring expansion opportunities, in the future. See "Certain Relationships and Related Transactions." It is anticipated that other directors, if any, will receive customary fees for service on Holding's and CPI's respective Boards of Directors.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of CPI's common stock is owned by Holding. The following table sets forth, as of December 1, 1999 certain information with respect to the beneficial ownership of Holding Common Stock by (i) each person known by Holding to own beneficially 5% or more of the outstanding shares of Holding Common Stock, (ii) each director of Holding and CPI, (iii) each person named in the summary compensation table, and (iv) all executive officers and directors as a group.

                                                                          Percent of
                                                   Amount and Nature of     Shares
Name and Address of Beneficial Owner (a)           Beneficial Ownership   Outstanding
-------------------------------------------------  --------------------   -----------
Green Equity Investors II, L.P.(b) ..............          143,630          73.12%
11111 Santa Monica Boulevard, Suite 2000
Los Angeles, California 90025

Leonard I. Green (b) ............................          143,630          73.12%
11111 Santa Monica Boulevard, Suite 2000
Los Angeles, California 90025

John G. Danhakl (b) .............................          143,630          73.12%
11111 Santa Monica Boulevard, Suite 2000
Los Angeles, California 90025

Gregory J. Annick (b) ...........................          143,630          73.12%
11111 Santa Monica Boulevard, Suite 2000
Los Angeles, California 90025

Al D. Wilunowski (c) ............................           21,400          10.90%
607 Hansen Way
Palo Alto, California 94303

O. Joseph Caldarelli  (d) .......................            3,000           1.53%

Richard A. Schaffzin ............................            2,500           1.27%

Lynn E. Harvey ..................................            1,500            .76%

Robert A. Fickett ...............................              520            .26%

William P. Rutledge .............................                0              0%

Bart F. Petrini .................................                0              0%

Directors and  Executive  Officers as a group (12
persons)(b) .....................................          154,600          78.71%

--------

(a) Addresses are given only for persons listed as beneficial owners of 5% or more of Holding Common Stock.

(b) GEI II is a Delaware limited partnership managed by LGP, which is an affiliate of the general partner of GEI. Each of Mr. Green, Jonathan D. Sokoloff, Mr. Danhakl, Mr. Annick and Peter J. Nolan, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control LGP and such general partner. LGP and such general partner may be deemed to control the voting and disposition of the shares of Holding Common Stock owned by GEI. Accordingly, for certain purposes, Messrs. Green, Sokoloff, Danhakl, Annick and Nolan may be deemed to be beneficial owners of the shares of Holding Common Stock held by GEI. All of the shares of Holding Common Stock shown in the table as being beneficially owned by Messrs. Green, Danhakl and Annick are owned by GEI.

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


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Management Agreements

LGP is investment adviser to, and an affiliate of the general partner of, GEI II, which holds approximately 73.1% of the outstanding shares of Holding. Holding, in turn, owns all of the outstanding shares of common stock of CPI. Messrs. Green, Danhakl and Annick, who are directors of Holding and CPI, are also stockholders of the general partner of LGP. In connection with the Acquisition, Holding and CPI entered into a Management Services Agreement with LGP pursuant to which LGP will receive an annual fee of approximately $362,000 plus reasonable expenses for providing management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analysis, negotiating and structuring financing, and exploring, negotiating and arranging expansion and capital market opportunities, in the future. The Management Services Agreement has a term of up to twelve years. Holding and CPI believe that the contacts and expertise provided by LGP in these areas enhance the Company's opportunities and management's expertise in these matters and that the fees to be paid to LGP fairly reflect the value of the services provided by LGP. In Fiscal 1999, LGP earned $362,000 pursuant to the terms of the Management Services Agreement, of which $262,000 has been paid and $100,000 has been accrued but not paid, due to current restrictions placed on affiliate transactions by recent amendments to the Company's Senior Credit Agreement.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

(a)     Financial Statement Schedule of CPI and Holding

        Schedule II - Valuation and Qualifying Accounts

(b)     Reports on Form 8-K

        Form 8-K filed July 30, 1999 with press release announcing the departure of Chief Executive Officer and appointment of Interim Executive

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

Exhibit No.                            Description
-----------                            -----------

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

10.1.4(4)  Fourth Amendment to Credit Agreement among CPI, Holding, the other obligors named therein, the lenders named therein and Bankers
           Trust Company as Agent, dated as of October 6, 1998.

10.1.5(4)  Fifth Amendment to Credit Agreement among CPI, Holding, the other obligors named therein, the lenders named therein and Bankers Trust
           Company as Agent, dated as of February 12, 1999.

10.1.6(4)  Sixth Amendment to Credit Agreement among CPI, Holding, the other obligors named therein, the lenders named therein and Bankers Trust
           Company as Agent, dated as of July 26, 1999.

10.1.7 Seventh Amendment to Credit Agreement among CPI, Holding, the other obligors named therein, the lenders named therein and Bankers Trust
           Company as Agent, dated as of December 27, 1999.

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

10.5(1) Swingline Note in the amount of $5,000,000 made by CPI in favor of Bankers Trust Company dated as of August 11, 1995.

Exhibit No.                            Description
-----------                            -----------

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

10.10(3)(+) Key Components Supply Agreement between CPI and Varian dated as of August 10, 1995.

10.11 (1)   Cross License Agreement between CPI and Varian dated as of August 10, 1995.

10.12 (1)   Trademark License Agreement between CPI and Varian dated as of August 10, 1995.

10.13 (1)   Assignment and Assumption of Lessee's Interest in Lease (Units 1-4, Palo Alto) and Covenants, Conditions and
            Restrictions on Leasehold Interests (Units 1-12, Palo Alto) dated as of August 10, 1995 between Varian Realty Inc.,
            Varian Associates, Inc. and CPI.

10.14 (1)   Sublease  (Portion  of  Building 2 Located on Unit 5, Palo Alto) dated as of August 10,
            1995 between Varian Realty Inc. and CPI.

10.15 (1)   Sublease  (Unit 8, Palo Alto) dated as of August 10, 1995  between  Varian  Realty Inc.
            and CPI.

10.16 (1)   Sublease  (Building  4,  Palo  Alto)  dated as of  August  10,  1995  between  CPI,  as
            Sublessee,  Varian Associates,  Inc., as Sublessor, and Varian Realty Inc., as Adjacent
            Property Sublessor.

10.19 (1)   Shared Use Agreement dated as of August 11, 1995 between Varian (on behalf of itself and its subsidiaries) and CPI (as successor by merger to CPII Acquisition Corp.) (on behalf of itself and its subsidiaries).

10.20 (1)   Purchase Agreement among CPII Acquisition, Holding, the other Guarantors and the initial purchasers of the Series A
            Senior Subordinated Notes (the "Initial Notes Purchasers") dated as of August 11, 1995.

10.21 (1)   Purchase Agreement among CPII Acquisition, Holding and the initial purchaser of the Series A Senior Preferred Stock (the
            "Initial Senior Preferred Stock Purchaser") dated as of August 11, 1995.

10.22 (1)   A/B Exchange  Registration  Rights  agreement among CPI (as successor by merger to CPII
            Acquisition),  Holding,  the other Guarantors and the Initial Notes Purchasers dated as of August 11, 1995.

10.23 (1)   Amendment to A/B Exchange Registration Rights Agreement among CPI, Holding, the other Guarantors and the Initial Notes
            Purchasers dated as of August 11,1995.

10.24 (1)   A/B  Exchange  Registration  Rights  Agreement  between CPI (as  successor by merger to
            CPII  Acquisition)  and the Initial Senior Preferred Stock Purchaser dated as of August
            11, 1995.

Exhibit No.                            Description
-----------                            -----------
10.25 (1)  Amendment to A/B Exchange Registration Rights Agreement between
           CPI and the Initial Senior Preferred Stock Purchaser dated as of
           August 11, 1995.

10.26 (1)  Holding Common Stock Registration Rights Agreement by and among
           Holding, GEI II and the Initial Senior Preferred Stock Purchaser dated as of August 11, 1995 relating to the Holding Common Stock sold with the Series A Senior Preferred Stock.

10.27 (1)  Stockholders  Agreement by and among Holding,  GEI II and the Initial Senior  Preferred
           Stock  Purchaser  dated as of August 11, 1995 relating to the Holding Common Stock sold with the Series A Senior Preferred Stock.

10.28 (1)  Stock  Subscription  Agreement among Holding,  CPII Acquisition  Corp. and GEI II dated as of August 11, 1995.

10.29 (1)  Management  Services  Agreement among CPI,  Holding and Leonard Green & Partners,  L.P.
           dated as of August 11, 1995.

10.30 (1)  1995 Holding  Management  Equity Plan  (including Form of Management  Subscription  and
           Stockholders Agreement).

10.31      Letter from  Holding to Bart F.  Petrini  dated  October 11, 1999  relating to terms of employment.

10.34 (1)  Letter from Holding to H.  Frederick  Koehler  dated June 9, 1995  relating to terms of employment.

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

(4) Incorporated by reference to CPI's Annual Report on Form 10-K, filed on December 29, 1999.

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

                                    COMMUNICATIONS & POWER INDUSTRIES, INC.

                                    By:      /s/ Bart F. Petrini
                                       -----------------------------------------
                                                 Bart F. Petrini
                                       Chief Executive Officer and President
                                            Date:  December 27, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                              Title                               Date
      ---------                              -----                               ----
 /s/ Leonard I. Green                       Director                       December 27, 1999
-----------------------                                                  ----------------------


 /s/ John G. Danhakl                        Director                       December 27, 1999
-----------------------                                                  ----------------------


/s/ Gregory J. Annick                       Director                       December 27, 1999
-----------------------                                                  ----------------------

/s/ William P. Rutledge       Chairman of the Board and Director           December 27, 1999
-----------------------                                                  ----------------------

  /s/ Lynn E. Harvey        Chief Financial Officer, Treasurer and         December 27, 1999
-----------------------       Secretary (Principal Financial and         ----------------------
                                     Accounting Officer)

 /s/ Bart F. Petrini         Director, Chief Executive Officer and         December 27, 1999
-----------------------                    President                     ----------------------
                                 (Principal Executive Officer)


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

                           COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION

                                    By:         /s/ Bart F. Petrini
                                       -----------------------------------------
                                                    Bart F. Petrini
                                          Chief Executive Officer and President
                                                Date:  December 27, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                             Title                                Date
      ---------                             -----                                ----
 /s/ Leonard I. Green                      Director                        December 27, 1999
-----------------------                                                  ----------------------


 /s/ John G. Danhakl                       Director                        December 27, 1999
-----------------------                                                  ----------------------


/s/ Gregory J. Annick                      Director                        December 27, 1999
-----------------------                                                  ----------------------


/s/ William P. Rutledge       Chairman of the Board and Director           December 27, 1999
-----------------------                                                  ----------------------

/s/ Lynn E. Harvey             Chief Financial Officer, Treasurer          December 27, 1999
-----------------------        and Secretary (Principal Financial        ----------------------
                                    and Accounting Officer)

   Bart F. Petrini             Director, Chief Executive Officer and       December 27, 1999
-----------------------                      President
                                    (Principal Executive Officer)

------------
Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants which have not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934:

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

                    COMMUNICATIONS & POWER INDUSTRIES , INC.
                                and subsidiaries
         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                         INDEX TO FINANCIAL STATEMENTS

                                                                                       Page
                                                                                       ----
                         COMMUNICATIONS & POWER INDUSTRIES, INC.

Independent Auditors' Report...........................................................F-2

Consolidated Balance Sheets as of October 1, 1999 and October 2, 1998 .................F-3

Consolidated Statements of Operations for the 52-week period ended October 1,
    1999, the 52-week period ended October 2, 1998 and the 53-week period ended
    October 3, 1997 ...................................................................F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the 52-week period ended October 1, 1999, the 52-week period ended October 2, 1998 and the
    53-week period ended October 3, 1997 ..............................................F-5

Consolidated Statements of Cash Flows for the 52-week period ended October 1,
    1999, the 52-week period ended October 2, 1998 and the 53-week period ended
    October 3, 1997 ...................................................................F-6

Notes to the Consolidated Financial Statements.........................................F-8


                     COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION

Independent Auditors' Report..........................................................F-26

Consolidated Balance Sheets as of October 1, 1999 and October 2, 1998 ................F-27

Consolidated Statements of Operations for the 52-week period ended October 1,
    1999, the 52-week period ended October 2, 1998 and the 53-week period ended
    October 3, 1997 ..................................................................F-28

Consolidated Statements of Stockholders' Equity (Deficit) for the 52-week period ended October 1, 1999, the 52-week period ended October 2, 1998 and the 53-week period ended October 3, 1997......................................................F-29

Consolidated Statements of Cash Flows for the 52-week period ended October 1,
    1999, the 52-week period ended October 2, 1998 and the 53-week period ended
    October 3, 1997 ..................................................................F-30

Notes to the Consolidated Financial Statements........................................F-32

                             FINANCIAL STATEMENT SCHEDULES

Communications & Power Industries, Inc................................................F-48

Communications & Power Industries Holding Corporation.................................F-49


                    COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Communications & Power Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Communications & Power Industries, Inc. (a wholly owned subsidiary of Communications & Power Industries Holding Corporation) and subsidiaries ("CPI") as of October 1, 1999 and October 2, 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the 52-week period ended October 1, 1999, the 52-week period ended October 2, 1998 and the 53-week period ended October 3, 1997. In connection with our audits of the consolidated financial statements for the periods indicated above, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of CPI's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Communications & Power Industries, Inc. and subsidiaries as of October 1, 1999 and October 2, 1998, the results of their operations and their cash flows for the 52-week period ended October 1, 1999, the 52-week period ended October 2, 1998 and the 53-week period ended October 3, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                      s/KPMG LLP

Mountain View, California
December 14, 1999, except as to note 4(b), which is as of December 27, 1999

                    COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                        October 1,          October 2,
                                          ASSETS                                           1999                1998
                                                                                        ---------           ---------
CURRENT ASSETS
     Cash and cash equivalents                                                          $   4,247                 448
     Accounts receivable, net                                                              49,596              49,484
     Inventories                                                                           52,526              52,923
     Deferred taxes                                                                         6,899               6,981
     Other current assets                                                                   1,524               1,440
                                                                                        ---------           ---------
         Total current assets                                                             114,792             111,276
Property, plant, and equipment, net                                                        76,225              78,099
Goodwill and other intangibles, net                                                        28,723              25,147
Debt issue costs, net                                                                       5,594               6,522
Deferred taxes                                                                              8,250               8,168
                                                                                        ---------           ---------
         Total assets                                                                   $ 233,584             229,212
                                                                                        =========           =========
LIABILITIES, SENIOR REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Revolving credit facility                                                          $  35,000              13,300
     Current portion of term loans                                                          7,700               6,200
     Current portion of capital leases                                                        885                 541
     Accounts payable                                                                      13,522              13,140
     Accrued expenses                                                                      16,489              15,612
     Product warranty                                                                       3,575               3,734
     Income taxes payable                                                                   8,978              10,259
     Advance payments from customers                                                        1,736               2,533
                                                                                        ---------           ---------
         Total current liabilities                                                         87,885              65,319
Senior term loans                                                                          15,986              23,750
Senior subordinated notes                                                                 100,000             100,000
Obligations under capital leases                                                            1,825               2,548
                                                                                        ---------           ---------
         Total liabilities                                                                205,696             191,617
                                                                                        ---------           ---------
SENIOR REDEEMABLE PREFERRED STOCK ($.01 par value, 325,000 shares authorized;
     259,120 and 225,808 shares issued and outstanding as of
     1999 and 1998, respectively, liquidation preference $100 per share)                   24,228              20,683
                                                                                        ---------           ---------
Commitments and contingencies
STOCKHOLDERS' EQUITY
     Junior Preferred Stock ($.01 par value, 525,000 shares authorized; 172,748 and 150,540 shares issued and outstanding as of 1999
         and 1998, respectively, liquidation preference $100 per share)                         1                   1
     Common stock ($.01 par value, 400,000 shares authorized; 1 share
         issued and outstanding as of 1999 and 1998)                                           --                  --
     Additional paid-in capital                                                            35,804              33,582
     Accumulated deficit                                                                  (31,039)            (15,614)
     Stockholder loans                                                                     (1,106)             (1,057)
                                                                                        ---------           ---------
         Net stockholders' equity                                                           3,660              16,912
                                                                                        ---------           ---------
         Total liabilities, senior redeemable preferred stock and stockholders'
           equity                                                                       $ 233,584             229,212
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


                    COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (in thousands)

                                                          52-Week             52-Week             53-Week
                                                        period ended        period ended        period ended
                                                          October 1,          October 2,         October 3,
                                                            1999                1998               1997
                                                        ------------        ------------        ------------
Sales                                                     $ 255,680             260,688            253,439
Cost of sales                                               199,638             194,410            183,678
                                                          ---------           ---------          ---------
Gross profit                                                 56,042              66,278             69,761
                                                          ---------           ---------          ---------
Operating costs and expenses:
      Research and development                                8,983               7,455              7,681
      Selling and marketing                                  19,590              19,168             19,701
      General and administrative                             18,206              13,088             12,205

                                                          ---------           ---------          ---------
Total operating costs and expenses                           46,779              39,711             39,587
                                                          ---------           ---------          ---------
Operating income                                              9,263              26,567             30,174
Foreign currency (loss) gain                                   (511)                153               (363)
Interest expense                                             17,805              17,793             19,039
                                                          ---------           ---------          ---------
(Loss) earnings before taxes                                 (9,053)              8,927             10,772
Income tax expense (benefit)                                    605               3,750             (3,000)
                                                          ---------           ---------          ---------
Net (Loss) earnings                                          (9,658)              5,177             13,772

Preferred dividends:
     Senior Redeemable Preferred Stock                        3,331               2,904              2,530
     Junior Preferred Stock                                   2,222               1,935              1,686

                                                          ---------           ---------          ---------
Net (Loss) earnings attributable to Common Stock          $ (15,211)                338              9,556
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


                    COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (in thousands, except share data)

                                                    Junior                Additional                                     Total
                                                  Preferred   Common       Paid-in      Accumulated    Stockholder    Stockholders'
                                                    Stock     Stock        Capital        Deficit         Loans          Equity
                                                 ----------   --------    ----------    -----------    -----------    -------------
Balances, September 27, 1996                      $      1          --       30,521      (25,080)       (1,042)           4,400
                                                  ========    ========      =======      =======        ======         ========
Amortization of discount and issue costs
    on Senior Redeemable Preferred Stock                                                                  (214)            (214)
Payment of dividends on Senior
    Redeemable Preferred Stock                                                                          (2,530)          (2,530)
Payment of dividends on Junior
    Preferred Stock                                                           1,686       (1,686)                            --
Net earnings                                                                              13,772                         13,772
Interest accrued on stockholder loans                                                                      (58)             (58)
Purchase of Treasury Stock                                                      (64)                                        (64)
                                                  --------    --------      -------      -------        ------         --------
Balances, October 3, 1997                         $      1          --       32,143      (15,738)       (1,100)          15,306
                                                  ========    ========      =======      =======        ======         ========

Amortization of discount and issue costs
    on Senior Redeemable Preferred Stock                                                    (214)                          (214)
Payment of dividends on Senior
    Redeemable Preferred Stock                                                            (2,904)                        (2,904)
Payment of dividends on Junior
    Preferred Stock                                                           1,935       (1,935)                            --
Net earnings                                                                               5,177                          5,177
Repayment of stockholder loans                                                                              80               80
Interest accrued on stockholder loans                                                                      (37)             (37)
Issuance of Treasury Stock                                                      696                                         696
Purchase of Treasury Stock                                                   (1,192)                                     (1,192)
                                                  --------    --------      -------      -------        ------         --------
Balances, October 2, 1998                         $      1          --       33,582      (15,614)       (1,057)          16,912
                                                  ========    ========      =======      =======        ======         ========

Amortization of discount and issue costs
    on Senior Redeemable Preferred Stock                                                    (214)                          (214)
Payment of dividends on Senior
    Redeemable Preferred Stock                                                            (3,331)                        (3,331)
Payment of dividends on Junior
    Preferred Stock                                                           2,222       (2,222)                            --
Net loss                                                                                  (9,658)                        (9,658)
Repayment of stockholder loans                                                                              --               --
Interest accrued on stockholder loans                                                                      (49)             (49)
                                                  --------    --------      -------      -------        ------         --------
Balances, October 1, 1999                         $      1          --       35,804      (31,039)       (1,106)           3,660
                                                  ========    ========      =======      =======        ======         ========


See accompanying notes to the consolidated financial statements.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                               52-Week           52-Week            53-Week
                                                                            period ended       period ended       period ended
                                                                              October 1,         October 2,         October 3,
                                                                                1999               1998               1997
                                                                           ---------------   ----------------   ----------------
OPERATING ACTIVITIES
       Net cash provided by operating activities                       $            6,282             23,309              5,320
                                                                           ---------------   ----------------   ----------------
INVESTING ACTIVITIES
       Proceeds from sale of
            property, plant and equipment                                              54                 61              2,545
       Purchase of property, plant, and equipment                                  (8,260)            (6,565)            (9,183)
       Product line acquisitions                                                        -             (2,730)                 -
       Purchase of net current assets in connection
            with acquisitions                                                      (1,861)                 -                  -
       Purchase of property and equipment in connection
            with acquisitions                                                        (523)                 -                  -
       Purchase of intangible assets in connection
            with acquisitions                                                      (6,526)                 -                  -
                                                                           ---------------   ----------------   ----------------
       Net cash used in investing activities                                      (17,116)            (9,234)            (6,638)
                                                                           ---------------   ----------------   ----------------
FINANCING ACTIVITIES
       Repayments on capital leases                                                  (688)               (38)                 -
       Net Proceeds/(Repayments) from revolving credit
            facility                                                               21,700             (9,500)             5,800
       Repayments on Senior term loans                                             (6,379)            (5,700)            (3,950)
       Repayment of debt issuance costs                                                 -                  -               (194)
       Issuance of treasury stock                                                       -                696                  -
       Purchases of treasury stock                                                      -             (1,192)               (64)
       Repayments of stockholder loans                                                  -                 80                  -
                                                                           ---------------   ----------------   ----------------
       Net cash provided by (used in) financing activities                         14,633            (15,654)             1,592
                                                                           ---------------   ----------------   ----------------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                                        3,799             (1,579)               274
       Cash and cash equivalents at beginning of period                               448              2,027              1,753

                                                                           ---------------   ----------------   ----------------
       Cash and cash equivalents at end of period                      $            4,247                448              2,027
                                                                           ===============   ================   ================



See accompanying notes to the consolidated financial statements.


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
         (A wholly owned subsidiary of Communications & Power Industries
                              Holding Corporation)

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (in thousands)

                                                                      52-Week           52-Week          53-Week
                                                                    period ended       period ended    period ended
                                                                     October 1,          October 2,     October 3,
                                                                        1999              1998             1997
                                                                  ----------------   --------------   --------------
DETAIL OF NET CASH PROVIDED
    BY OPERATING ACTIVITIES
Net (loss) earnings                                               $        (9,658)           5,177           13,772
Adjustments to reconcile net (loss) earnings to
    net cash provided by operating activities:
       Depreciation                                                        10,851            9,981            8,572
       Amortization of deferred debt issue costs                            1,209            1,372            1,952
       Amortization of goodwill and intangibles                             2,784            1,316            1,058
       Deferred taxes                                                           -            3,892           (6,363)
       Interest accrued on stockholder loans                                  (49)             (37)             (58)
       Loss (Gain) on the disposition of assets                                61               32             (471)
       Changes in operating assets and liabilities:
            Accounts receivable                                               889            2,842           (1,946)
            Inventories                                                     1,752           (1,863)          (4,279)
            Other current assets                                               17             (219)             913
            Accounts payable - trade                                           72            2,721             (108)
            Accrued expenses                                                  601              552           (7,283)
            Product warranty                                                 (169)            (477)            (116)
            Income tax payable                                             (1,281)          (1,716)           1,415
            Advance payments from customers                                  (797)            (264)          (1,738)
                                                                  ----------------   --------------   --------------
Net cash provided by operating activities                         $         6,282           23,309            5,320
                                                                  ================   ==============   ==============


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

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The Company assesses the recoverability of the carrying amount of goodwill by determining whether the carrying amount of goodwill can be recovered through undiscounted net cash flows of the acquired operation over the remaining amortization period. If determined to be impaired, the



                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

carrying amount is reduced to its estimated fair value which is based on an estimate of discounted future net cash flows. Goodwill is being amortized on a straight-line basis over estimated useful lives ranging from 15 to 25 years. Accumulated amortization was $6.4 million and $3.6 million as of October 1, 1999 and October 2, 1998, respectively.

On October 6, 1998, CPI acquired the Microwave Components Division ("MCD") of Aydin Corporation for approximately $8.9 million with net assets of approximately $2.4 million. Of the $6.5 million difference between the purchase price and the fair value of the net assets acquired, $3.4 million was allocated to goodwill and $3.1 million was allocated to other identifiable intangibles including customer list, trade name, covenant not to compete, software rights and debt issuance cost, whose useful lives range from 1 to 3 years. This acquisition was accounted for as a purchase.

               Warranty

CPI's products are generally warranted for a variety of periods, typically one to five years or a predetermined product usage life. A provision for estimated future costs of repair, replacement or customer accommodations are reflected in the accompanying consolidated financial statements.

               Environmental Liabilities

Liabilities for environmental expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. There were no environmental liabilities established by CPI during Fiscal 1999, Fiscal 1998 or Fiscal 1997. Varian retained the environmental liabilities existing at the time of the Acquisition.

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



                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

               Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of CPI's cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values due to the relatively short period to maturity of the instruments. The fair value of CPI's Senior Subordinated Notes, based on quoted market prices or pricing models using current market rates, has been quoted at a level of 83.00 (100.00 is face value) as of October 19, 1999.

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

               Comprehensive Income

The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", during fiscal 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in prominence with the other financial statements. The adoption of SFAS No. 130 did not have any effect on the reporting and display of the financial position, results of operations or cash flows of the Company, as there is no difference between net income and comprehensive income for the years ended October 1, 1999, October 2, 1998, and October 3, 1997.

               Segment Reporting

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers, during fiscal 1999. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources.


3.  BALANCE SHEET COMPONENTS

               Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts of $1,143,000 and $636,000 as of October 1, 1999 and October 2, 1998, respectively.



                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

               Inventories

Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:

                                                    Fiscal Year
               (Dollars in thousands)             1999          1998
                                                -------       -------
         Raw materials and parts                $39,953       $38,327
         Work in process                          9,878        13,572
         Finished goods                           2,695         1,024
                                                -------       -------
         Total inventories                      $52,526       $52,923
                                                =======       =======

               Property, Plant, and Equipment

The main components of property, plant, and equipment are as follows:


                                                   Fiscal Year
               (Dollars in thousands)            1999         1998
                                              --------      -------
         Land and land leaseholds             $ 36,567     $ 36,408
         Buildings                              19,750       18,732
         Machinery and equipment                49,042       42,556
         Leased equipment                        4,031        3,129
         Construction in progress                2,984        2,808
                                              --------     --------
         Subtotal                              112,374      103,633
         Less accumulated depreciation
                 and amortization              (36,149)     (25,534)
                                              --------     --------
         Net property, plant and equipment    $ 76,225     $ 78,099
                                              ========     ========

Accumulated amortization of equipment under capital lease arrangements was $1,254,000 and $547,000 as of October 1, 1999 and October 2, 1998, respectively, and is included in depreciation expense on the statement of cash flows.

               Accrued Expenses

Accrued expenses are comprised of the following:

                                                   Fiscal Year
               (Dollars in thousands)            1999         1998
                                               -------      -------
         Taxes                                 $ 1,187      $   818
         Payroll and employee benefits           9,994        9,417
         Accrued interest                        2,528        2,520
         Other                                   2,780        2,857
                                               -------      -------
         Total accrued expenses                $16,489      $15,612
                                               =======      =======



                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

4.   SENIOR CREDIT AGREEMENT

(a) The Senior Credit Agreement provides for two term loans in the aggregate amount of $42.0 million, comprised of a $25.0 million "Term Loan A" tranche and a $17.0 million "Term Loan B" tranche, and a $45.0 million revolving credit facility which includes a sub-facility of $7.5 million for letters of credit. This revolving credit facility was increased from $35.0 million to $45.0 million as of October 6, 1998 related to the Company's acquisition of the Microwave Components Division of Aydin Corporation that was also completed on October 6, 1998.

Availability of advances under the Revolving Credit Facility is subject to a borrowing base test. CPI's obligations under the Senior Credit Agreement are secured by substantially all of its assets (including the issued and outstanding capital stock of its direct and indirect subsidiaries) and are guaranteed by Holding and all of CPI's subsidiaries. As of October 1, 1999, CPI had $5.2 million available under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility and Term Loan A bear interest at a rate equal to the Eurodollar Rate (approximately 5.35% as of October 1, 1999) plus 2.75% per annum or the Base Rate (8.25% as of October 1, 1999) plus 1.25% per annum and borrowings under Term Loan B bear interest at a rate equal to the Eurodollar Rate plus 3.25% per annum or Base Rate plus 1.75% per annum, in each case as selected by CPI. Applicable interest rate margins on Term Loan A, Term Loan B and the Revolving Credit Facility were increased by 0.25% per annum as of July 26, 1999 tied to an amendment of the Company's Credit Agreement. In addition to customary fronting and other fees, CPI will pay a fee equal to 1.5% per annum on outstanding but undrawn amounts of letters of credit and a commitment fee of 0.5% per annum on unused facilities under the Revolving Credit Facility.

The Term Loans are subject to quarterly payments in the aggregate annual amounts as follows (in thousands):

                                          Term           Term
                       Fiscal Year       Loan A         Loan B
                     ---------------- -------------- --------------
                          2000              $7,500        $   200

                          2001                   -          6,050

                          2002                   -         10,000
                     ---------------- -------------- --------------
                                            $7,500        $16,250
                                      ============== ==============

As of October 1, 1999, CPI had made payments of $17.5 million against Term Loan A and $0.75 million against Term Loan B, of which, $6.0 million and $0.2 million were paid in Fiscal 1999 against Term Loan A and Term Loan B, respectively. The Term Loan Termination Date with respect to Term Loan A is August 11, 2000 and, with respect to Term Loan B, August 11, 2002.

(b) The Company's current fiscal year performance resulted in its failure to meet certain financial covenants contained in the Company's Senior Credit Agreement. The Company did obtain a limited waiver of defaults from 100% of its lenders and has subsequently completed a more comprehensive restructuring amendment to the credit facility. This was accomplished on December 27, 1999 with



                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Amendment No. 7 which is filed as an Exhibit to this Form 10-K. Amendment No. 7 extends the Commitment Termination Date with respect to the Revolving Credit Loan to January 1, 2001, increases the interest rates applicable to all loans by 25 basis points, modifies the financial covenants to reflect the Company's reduced expectations for financial results in the upcoming quarters and further restricts certain "Permitted Affiliate Transactions", certain "Permitted Indebtedness" and certain "Permitted Investments" as set forth in Annex A to the Agreement.


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

During the year ended October 1, 1999, CPI paid preferred dividends through the issuance of 33,312 shares of its Senior Redeemable Preferred Stock at a value of $100 per share.

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

During the year ended October 1, 1999, CPI paid preferred dividends through the issuance of 22,208 shares of its Junior Preferred Stock at a value of $100 per share .

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


8.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $16.6 million, $16.4 million and $17.1 million in Fiscal 1999, Fiscal 1998, and Fiscal 1997, respectively. Cash paid for taxes was $1.8 million, $1.1 million and $1.7 million in Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.

Non-cash financing activities included the payment of preferred dividends by CPI on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 33,312, 29,029 and 25,297 additional shares of its Senior Redeemable Preferred Stock and 22,208, 19,354 and 16,865 additional shares of its Junior Preferred Stock during Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively. Amortization of discount and issue costs on the Senior Redeemable Preferred Stock was $214,000 for each of the three years Fiscal 1999, Fiscal 1998 and Fiscal 1997. Equipment of $0.3 million, $1.5 million and $1.6 million was acquired under capital leases for Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.



                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

9.  LEASE COMMITMENTS

At October 1, 1999, CPI was committed to minimum rentals under non-cancelable operating lease agreements primarily for land and facility space. CPI also leases certain computer equipment under capital leases that expire in 2003. As collateral for these capital leases, CPI has issued letters of credit totaling $1.5 million. A summary of future minimum lease payments (in thousands) follows:

                                                   Capital   Operating      Sublease
 Fiscal Year                                       Leases      Leases        Income
 -----------                                     ----------  ----------  ------------
    2000                                             $1,087      $1,326          $621
    2001                                              1,087         899            41
    2002                                                925         560            41
    2003                                                 22          97            41
    2004                                                  -          63            41
    Thereafter                                            -           4            41
                                                 ----------  ----------  ------------
    Total future minimum lease payments               3,121      $2,949          $826
                                                             ==========  ============
    Less amount representing interest, sales
tax            and additional obligations               411
                                                 ----------
    Present value of future minimum lease             2,710
payments
    Less current portion of obligations under
capital leases                                          885
                                                 ----------
    Obligations under capital leases, less
current portion                                      $1,825
                                                 ==========

Real estate taxes, insurance, and maintenance are also obligations of CPI. Rental expense under non-cancelable operating leases amounted to $943,000, $721,000 and $734,000 for Fiscal 1999, Fiscal 1998, and Fiscal 1997,
respectively.

10.  CONTINGENCIES

The amount of outstanding letters of credit provided for under CPI's Senior Credit Agreement was approximately $4.8 million as of October 1, 1999. These outstanding obligations are comprised of the following: $1.6 million to one foreign customer related to an advance payment guarantee, $1.5 million to two lenders related to capital lease arrangements and $1.7 million to various other beneficiaries related primarily to insurance needs and performance bond guarantees.

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

11.  SEGMENTS AND RELATED INFORMATION

The Company has two reportable segments: vacuum electronic devices ("VEDs") and satcom equipment. Reportable segments are differentiated based on product. The VED segment is made up of four operating units, which have been aggregated in accordance with the criteria of SFAS 131. Each operating unit has a President that reports directly to the Chief Executive Officer ("CEO"). The CEO has been identified as the Chief Operating Decision Maker as defined by SFAS 131. The CEO evaluates performance and allocates resources to each of these operating units based on the Company's principle performance measure, earnings before income taxes, interest, depreciation and amortization ("EBITDA"). These four operating units have similar economic characteristics as measured by EBITDA. The Company's analysis of the similarity of economic characteristics was based on both a historical and anticipated future analysis of performance. In addition, the aggregated units are similar in (i) the nature of their products, (ii) their manufacturing processes, (iii) their customers and, (iv) their distribution and sales methods.

The VED segment develops, manufactures and distributes high power/high frequency microwave and radio frequency signal components. Its products include linear beam, cavity, power grid, crossed field and magnetron devices. These products are used in the communication, radar, electronic countermeasures, industrial, medical and scientific markets depending on the specific power and frequency requirements of the end-user and the physical operating conditions of the



                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

environment in which the vacuum electronic device will be located. Its products are distributed through the Company's direct sales force, independent sales representatives and distributors.

The satcom equipment segment manufactures and supplies high power amplifiers and networks for satellite communication uplink and industrial applications. This segment also provides spares, service and other post sales support. These products are distributed through the Company's direct sales force and independent sales representatives.

Sales and marketing, finance and administration expenses are allocated to the operating units and are included in the results reported. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment product transfers are recorded at cost.

Summarized financial information concerning the Company's reportable segments is shown in the following table. Included in the "Other" column is financial information for the Company's Solid State Products Division, which did not meet the quantitative thresholds of SFAS 131, and certain unallocated corporate-level operating expenses.


                                                           Satcom
               (Dollars in thousands)           VEDs      Equipment       Other      Total
                                              --------    ---------      -------    --------
         Fiscal Year 1999:
         Revenues from external customers     $186,852      $61,901      $  6,927    $255,680
         Intersegment product transfers         14,514            0         1,740      16,254
         EBITDA                                 23,862        2,939        (4,274)     22,527
         Total Assets                          118,701       32,648        82,235     233,584
         Capital Expenditures                    5,447          920         1,893       8,260

         Fiscal Year 1998:
         Revenues from external customers      181,479       77,069         2,140     260,688
         Intersegment product transfers         16,747            0             0      16,747
         EBITDA                                 30,859        8,950        (1,792)     38,017
         Total Assets                          124,802       32,643        71,767     229,212
         Capital Expenditures                    4,805        1,156           604       6,565

         Fiscal Year 1997:
         Revenues from external customers      178,511       74,028           900     253,439
         Intersegment product transfers         20,228            0             0      20,228
         EBITDA                                 32,069        9,226        (1,854)     39,441
         Total Assets                          121,062       37,708        78,626     237,396
         Capital Expenditures                    6,237        1,223         1,723       9,183



                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

A reconciliation of EBITDA from reportable segments to (Loss) Earnings before Taxes is as follows:

               (Dollars in thousands)          Fiscal     Fiscal      Fiscal
                                                1999       1998        1997
                                             ---------- ----------- -----------
         Segment EBITDA                        $22,527     $38,017     $39,441
         Less:
         Depreciation and amortization          13,635      11,297       9,630
         Other                                     140
         Interest expense                       17,805      17,793      19,039
                                             ---------- ----------- -----------
         (Loss) earnings before taxes          $(9,053)    $ 8,927     $10,772
                                             ========== =========== ===========

CPI's operations outside of North America consist of sales offices in certain foreign countries. Long-lived assets outside of North America are less than 10% of total consolidated assets. Information about CPI's sales to geographical regions are presented in the table below. Sales to unaffiliated customers is based on the location of the customer. There are no individual foreign countries in which sales are considered material.


                                                         Net Sales
                                             ----------------------------------
               (Dollars in thousands)          Fiscal     Fiscal      Fiscal
                                                1999       1998        1997
                                             ---------- ----------- -----------
         United States                        $167,508    $159,322    $167,957
         All foreign countries                  88,172     101,366      85,482
                                             ---------- ----------- -----------
         Total Sales                          $255,680    $260,688    $253,439
                                             ========== =========== ===========

CPI has a single customer that accounts for 10% or more of consolidated sales. Sales to this customer were $40.8 million, $35.5 million and $34.0 million of the Company's consolidated revenues for Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively. A substantial majority of these sales were in the VED segment products, but this customer also purchased satcom equipment products.


12.  RESEARCH AND DEVELOPMENT

CPI-sponsored research and development costs related to both present and future products are expensed currently. Customer-sponsored research and developments costs are charged to cost of sales to match revenue received. Total expenditures incurred by CPI on research and development are summarized as follows:

                                                     CPI       Customer     Total
              (Dollars in thousands)              Sponsored   Sponsored   Incurred
                                                  ---------   ---------   --------
     52-week period ended October 1, 1999           $8,983      $8,586    $17,569
     52-week period ended October 2, 1998            7,455       5,973     13,428
     53-week period ended October 3, 1997            7,681       5,897     13,578



                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

13.  PROVISION FOR INCOME TAXES

Earnings (loss) before income taxes for domestic and non-U.S. operations is as follows:


                          52-week         52-week       53-week
                        period ended   period ended   period ended
                         October 1,      October 2,     October 3,
(Dollars in thousands)     1999            1998           1997
                        ------------   ------------   ------------
          Domestic       $(12,017)       $  3,360       $  7,381
          Non-U.S           2,964           5,567          3,391
                         --------        --------       --------
          Total          $ (9,053)       $  8,927       $ 10,772
                         ========        ========       ========


The provision (benefit) for income taxes is comprised of the following:

                                           52-week       52-week        53-week
                                         period ended  period ended   period ended
                                          October 1,     October 2,     October 3,
              (Dollars in thousands)         1999          1998           1997
                                         ------------  ------------   ------------
CURRENT
    U.S. federal                           $    --       $    80        $ 1,677
    State                                       --          (571)           573
    Non-U.S                                    605           632          1,113
                                           -------       -------        -------
      Total Current                            605           141          3,363
                                           -------       -------        -------
DEFERRED
    U.S. federal                                --         3,677         (5,699)
    State                                       --          (545)        (1,098)
    Non-U.S                                     --           477            434
                                           -------       -------        -------
      Total Deferred                            --         3,609         (6,363)
                                           -------       -------        -------

Provision (benefit) for income taxes       $   605       $ 3,750        $(3,000)
                                           =======       =======        =======



                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The significant components of the CPI's deferred tax assets and liabilities are as follows:

                                                             Fiscal Year
                                                     -------------------------
                    (Dollars in thousands)               1999            1998
                                                     --------        --------
DEFERRED TAX ASSETS:
    Inventory                                        $  4,751        $  4,682
    Product warranty                                    2,234           2,548
    Accrued vacation                                    2,009           2,062
    Deferred compensation                                 607             517
    Excess purchase price                               8,326          10,524
    Foreign tax credits                                 3,043           2,242
    Net operating loss carryover, tax effected          2,148              --
                                                     --------        --------
      Total deferred tax assets                        23,118          22,575
DEFERRED TAX LIABILITIES:
    Accelerated depreciation                           (3,285)         (5,063)
    Foreign jurisdictions, net                           (191)         (1,158)
    Other                                                 234          (1,205)
                                                     --------        --------
      Total deferred tax liabilities                   (3,242)         (7,426)
                                                     --------        --------
Total deferred tax assets                              19,876          15,149
(Less) valuation allowance                             (4,727)             --
                                                     --------        --------
Net deferred tax asset                               $ 15,149        $ 15,149
                                                     ========        ========


The provision for income tax expense for Fiscal 1999 consists of current income tax payable in foreign jurisdictions. Although the Company has a consolidated pretax loss, most foreign operations have been profitable during Fiscal 1999.

The Company has unutilized U.S. Federal net operating loss carryforward of $6.1 million at the end of fiscal 1999, and unutilized U.S. Federal foreign tax credit carryforwards of $3.0 million and $2.2 million at the end of Fiscal 1999 and 1998, respectively. The net operating loss carryforward expires in the year 2020. The foreign tax credit carryovers expire in the years 2002 through 2004.

A valuation allowance of $4.7 million was established at the end of Fiscal 1999 principally to account for the likely expiration of these foreign tax carryovers. Management has established a valuation allowance to reduce the net deferred tax asset to a level it believes is realizable based upon its business forecast.



                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The differences between the effective income tax rate and the statutory federal income tax rate are as follows:

                                                52-week        52-week       53-week
                                             period ended    period ended  period ended
                                               October 1,     October 2,    October 3,
                                                 1999           1998          1997
                                             ------------    ------------  ------------
Statutory federal income tax rate                 35.0%          35.0%         35.0%
State and local income tax, net of
    federal tax benefit                             --             --           6.4%
Rate differential on foreign income tax
    expense (benefit) and withholding tax          7.2%           2.0%          3.0%
Change to the beginning of year
    valuation allowance                          (52.2%)           --         (74.3%)
Other                                              3.3%           5.0%          2.0%
                                                ------         ------        ------
Effective tax rate                                (6.7%)         42.0%        (27.9%)
                                                ======         ======        ======


14.  RETIREMENT AND PROFIT SHARING PLANS

CPI provides a qualified 401(k) investment plan covering substantially all of its domestic and Canadian employees. The plan provides for CPI to contribute an amount based on a percentage of each participant's base pay. CPI also has a Non-Qualified Deferred Compensation Plan (the "Non-Qualified Plan") that allows eligible executives and directors to defer a portion of their compensation. Participant contributions and CPI matching contributions to the Non-Qualified Plan are always 100% vested. The deferred compensation liability amounted to approximately $312,000 and $434,000 as of October 1, 1999 and October 2, 1998, respectively.

Total CPI contributions to these plans were $2.6 million for Fiscal 1999, $2.6 million for Fiscal 1998, and $2.5 million for Fiscal 1997.

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

In connection with Holding's 1995 Management Equity Plan, certain executive officers of CPI and Holding elected to pay a portion of the purchase price for their Management Shares by delivery of a secured promissory note to Holding. The aggregate principle amount of such Management Notes


                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

was $895,376 as of October 1, 1999. Of this amount, $700,000 is secured by a pledge of a portion (from 50% to 75%) of the Management Shares issued to each executive officer and is guaranteed by Varian. The balance of $195,376 is secured by a pledge of approximately 91% of the Management Shares issued, but is not guaranteed by Varian. Outstanding principal under each type of Management Note bears interest at an annually adjustable rate equal to the "Applicable Federal Rate" in effect under Internal Revenue Code Section 1274(d) for obligations of a term equal to the then-remaining term of such note. Recourse by Holding under both types of Management Notes is limited to the Management Shares pledged to secure the applicable note.

16.  PARENT COMPANY DATA

Holding has guaranteed CPI's senior debt obligations. Holding has no operations other than its ownership of CPI. The consolidated balance sheets of Holding as of October 1, 1999 and October 2, 1998 are substantially identical to that of CPI and its subsidiaries, other than the presentation of CPI's preferred stock as minority interest and the components of stockholders' equity of Holding and is summarized as follows (in thousands, except per share amounts):

                                                                                October 1,       October 2,
                                    ASSETS                                        1999             1998
                                                                                ---------        ----------
Current Assets                                                                  $ 114,792        $ 111,276
Long-term Assets                                                                  118,792          117,936
                                                                                ---------        ---------
      Total assets                                                              $ 233,584        $ 229,212
                                                                                =========        =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities                                                             $  87,885        $  65,319
Long-term  debt and deferred taxes                                                117,811          126,298
                                                                                ---------        ---------
      Total liabilities                                                           205,696          191,617
Senior Redeemable Preferred Stock of subsidiary                                    24,228           20,683
Junior Preferred Stock of subsidiary                                               16,622           14,400
Stockholders' Equity:
     Common stock ($.01 par value, 400,000 shares authorized, 196,420
         shares issued and outstanding as of 1999 and 1998.)                            2                2
      Additional paid-in capital                                                   19,181           19,181
      Accumulated deficit                                                         (31,039)         (15,614)
      Less stockholder loans                                                       (1,106)          (1,057)
                                                                                ---------        ---------
           Total Liabilities and stockholders' equity                           $ 233,584        $ 229,212
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

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Communications & Power Industries Holding Corporation:

We have audited the accompanying consolidated balance sheets of Communications & Power Industries Holding Corporation and subsidiaries ("Holding") as of October 1, 1999 and October 2, 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the 52-week period ended October 1, 1999, the 52-week period ended October 2, 1998 and the 53-week period ended October 3, 1997. In connection with our audits of the consolidated financial statements for the periods indicated above, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of Holding's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Communications & Power Industries Holding Corporation and subsidiaries as of October 1, 1999 and October 2, 1998, the results of their operations and their cash flows for the 52-week period ended October 1, 1999, the 52-week period ended October 2, 1998, and the 53-week period ended October 3, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                      s/KPMG LLP
Mountain View, California
December 14, 1999, except as to note 4(b), which is as of December 27, 1999



                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries


                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                                                                October 1,          October 2,
                                          ASSETS                                                   1999                1998
                                                                                                ---------           ---------
CURRENT ASSETS
     Cash and cash equivalents                                                                  $   4,247                 448
     Accounts receivable, net                                                                      49,596              49,484
     Inventories                                                                                   52,526              52,923
     Deferred taxes                                                                                 6,899               6,981
     Other current assets                                                                           1,524               1,440
                                                                                                ---------           ---------
         Total current assets                                                                     114,792             111,276

Property, plant, and equipment, net                                                                76,225              78,099
Goodwill and other intangibles, net                                                                28,723              25,147
Debt issue costs, net                                                                               5,594               6,522
Deferred taxes                                                                                      8,250               8,168
                                                                                                ---------           ---------
         Total assets                                                                           $ 233,584             229,212
                                                                                                =========           =========

LIABILITIES, SENIOR REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Revolving credit facility                                                                  $  35,000              13,300
     Current portion of term loans                                                                  7,700               6,200
     Current portion of capital leases                                                                885                 541
     Accounts payable - trade                                                                      13,522              13,140
     Accrued expenses                                                                              16,489              15,612
     Product warranty                                                                               3,575               3,734
     Income taxes payable                                                                           8,978              10,259
     Advance payments from customers                                                                1,736               2,533
                                                                                                ---------           ---------
         Total current liabilities                                                                 87,885              65,319
Senior term loans                                                                                  15,986              23,750
Senior subordinated notes                                                                         100,000             100,000
Obligations under capital leases                                                                    1,825               2,548
                                                                                                ---------           ---------
         Total liabilities                                                                        205,696             191,617
                                                                                                ---------           ---------
SENIOR REDEEMABLE PREFERRED STOCK ($.01 par value,
     325,000 shares authorized; 259,120 and 225,808 shares issued and outstanding
     as of 1999 an 1998, respectively, liquidation preference $100 per share)                      24,228              20,683
                                                                                                ---------           ---------
JUNIOR PREFERRED STOCK OF SUBSIDIARY ($.01 par value, 525,000 shares authorized:
     172,748 and 150,540 shares issued and outstanding as of 1999 and 1998, respectively, liquidation preference $100 per share)
Commitments and contingencies                                                                      16,622              14,400
                                                                                                ---------           ---------
STOCKHOLDERS' EQUITY
     Common stock ($.01 par value, 400,000 shares authorized; 196,420 shares
         issued and outstanding as of 1999 and 1998.)                                                   2                   2
     Additional paid-in capital                                                                    19,181              19,181
     Accumulated deficit                                                                          (31,039)            (15,614)
     Stockholder loans                                                                             (1,106)             (1,057)
                                                                                                ---------           ---------
         Net stockholders' equity (deficit)                                                       (12,962)              2,512

         Total liabilities, senior redeemable preferred stock and stockholders' equity          $ 233,584             229,212
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



                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                                          52-Week             52-Week             53-Week
                                                        period ended        period ended        period ended
                                                          October 1,          October 2,         October 3,
                                                             1999                1998               1997
                                                        ------------        ------------        ------------
Sales                                                     $ 255,680             260,688            253,439
Cost of sales                                               199,638             194,410            183,678
                                                          ---------           ---------          ---------
Gross profit                                                 56,042              66,278             69,761
                                                          ---------           ---------          ---------
Operating costs and expenses:
      Research and development                                8,983               7,455              7,681
      Selling and marketing                                  19,590              19,168             19,701
      General and administrative                             18,206              13,088             12,205

                                                          ---------           ---------          ---------
Total operating costs and expenses                           46,779              39,711             39,587
                                                          ---------           ---------          ---------
Operating income                                              9,263              26,567             30,174
Foreign currency (loss) gain                                   (511)                153               (363)
Interest expense                                             17,805              17,793             19,039
                                                          ---------           ---------          ---------
(Loss) earnings before taxes                                 (9,053)              8,927             10,772
Income tax expense (benefit)                                    605               3,750             (3,000)
                                                          ---------           ---------          ---------
Net (Loss) earnings                                          (9,658)              5,177             13,772

Preferred dividends:
     Senior Redeemable Preferred Stock                        3,331               2,904              2,530
     Junior Preferred Stock                                   2,222               1,935              1,686

                                                          ---------           ---------          ---------
Net (Loss) earnings attributable to Common Stock          $ (15,211)                338              9,556
                                                          =========           =========          =========



See accompanying notes to the consolidated financial statements.



                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                                                                                                    Total
                                                                      Additional                                 Stockholders'
                                                             Common    Paid-in     Accumulated   Stockholder        Equity
                                                             Stock     Capital      Deficit         Loans         (Deficit)
                                                           --------- ------------  -----------   --------------  -------------
   Balances, September 27, 1996                            $       2      19,741      (25,080)       (1,042)            (6,379)
                                                           ========= ============  ===========   ==============  =============

   Amortization of discount and issue costs
       on Senior Redeemable Preferred Stock                                             (214)                            (214)
   Payment of dividends on Senior
       Redeemable Preferred Stock                                                     (2,530)                          (2,530)
   Payment of dividends on Junior
       Preferred Stock                                                                (1,686)                          (1,686)
   Net earnings                                                                       13,772                           13,772
   Interest accrued on stockholder loans                                                               (58)               (58)
   Purchase of Treasury Stock                                               (64)                                          (64)
                                                           --------- ------------  -----------   --------------  -------------
   Balances, October 3, 1997                               $       2      19,677      (15,738)       (1,100)             2,841
                                                           ========= ============  ===========   ==============  =============

   Amortization of discount and issue costs
       on Senior Redeemable Preferred Stock                                              (214)                            (214)
   Payment of dividends on Senior
       Redeemable Preferred Stock                                                      (2,904)                          (2,904)
   Payment of dividends on Junior
       Preferred Stock                                                                 (1,935)                          (1,935)
   Net earnings                                                                         5,177                            5,177
   Repayment of stockholder loans                                                                        80                 80
   Interest accrued on stockholder loans                                                                (37)               (37)
   Issuance of Treasury Stock                                                696                                           696
   Purchase of Treasury Stock                                             (1,192)                                       (1,192)
                                                           --------- ------------  -----------   --------------  --------------
   Balances, October 2, 1998                               $       2      19,181      (15,614)       (1,057)             2,512
                                                           ========= ============  ===========   ==============  ==============

   Amortization of discount and issue costs
       on Senior Redeemable Preferred Stock                                              (214)                            (214)
   Payment of dividends on Senior
       Redeemable Preferred Stock                                                      (3,331)                          (3,331)
   Payment of dividends on Junior
       Preferred Stock                                                                 (2,222)                          (2,222)
   Net loss                                                                            (9,658)                          (9,658)
   Repayment of stockholder loans                                                                         -                  -
   Interest accrued on stockholder loans                                                                (49)               (49)
                                                           --------- ------------  -----------   --------------  --------------
   Balances, October 1, 1999                               $       2      19,181      (31,039)       (1,106)           (12,962)
                                                           ========= ============  ===========   ==============  ==============

See accompanying notes to the consolidated financial statements.



                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                    52-Week           52-Week            53-Week
                                                                 period ended       period ended      period ended
                                                                   October 1,        October 2,         October 3,
                                                                     1999               1998               1997
                                                                 ------------       ------------      ------------
OPERATING ACTIVITIES
     Net cash provided by operating activities                    $  6,282             23,309              5,320
                                                                  --------            -------             ------
INVESTING ACTIVITIES
     Proceeds from sale of
          property, plant and equipment                                 54                 61              2,545
     Purchase of property, plant, and equipment                     (8,260)            (6,565)            (9,183)
     Product line acquisitions                                                         (2,730)                --
     Purchase of net current assets in connection
          with acquisitions                                         (1,861)                --                 --
     Purchase of property and equipment in connection
          with acquisitions                                           (523)                --                 --
     Purchase of intangible assets in connection
          with acquisitions                                         (6,526)                --                 --
                                                                  --------            -------             ------
     Net cash used in investing activities                         (17,116)            (9,234)            (6,638)
                                                                  --------            -------             ------

FINANCING ACTIVITIES
     Repayments on capital leases                                     (688)               (38)                --
     Net Proceeds/(Repayments) from revolving credit
          facility                                                  21,700             (9,500)             5,800
     Repayments on Senior term loans                                (6,379)            (5,700)            (3,950)
     Repayments on debt issuance costs                                  --                 --               (194)
     Issuance of treasury stock                                         --                696                 --
     Purchases on treasury stock                                        --             (1,192)               (64)
     Repayments of stockholder loans                                    --                 80                 --
                                                                  --------            -------             ------
     Net cash provided by (used in) financing activities            14,633            (15,654)             1,592
                                                                  --------            -------             ------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                                          3,799             (1,579)               274
Cash and cash equivalents at beginning of period                       448              2,027              1,753
                                                                  --------            -------             ------
Cash and cash equivalents at end of period                        $  4,247                448              2,027
                                                                  ========            =======             ======


See accompanying notes to the consolidated financial statements.



                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries


                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (in thousands)

                                                          52-Week             52-Week           53-Week
                                                        period ended       period ended       period ended
                                                          October 1,         October 2,         October 3,
                                                            1999               1998               1997
                                                        ------------       ------------       ------------
DETAIL OF NET CASH PROVIDED
  BY OPERATING ACTIVITIES
Net (loss) earnings                                       $ (9,658)             5,177             13,772
Adjustments to reconcile net (loss) earnings to
  net cash provided by operating activities:
    Depreciation                                            10,851              9,981              8,572
    Amortization of deferred debt issue costs                1,209              1,372              1,952
    Amortization of goodwill and intangibles                 2,784              1,316              1,058
    Deferred taxes                                              --              3,892             (6,363)
    Interest accrued on stockholder loans                      (49)               (37)               (58)
    Loss (Gain) on the disposition of assets                    61                 32               (471)
    Changes in operating assets and liabilities:
         Accounts receivable                                   889              2,842             (1,946)
         Inventories                                         1,752             (1,863)            (4,279)
         Other current assets                                   17               (219)               913
         Accounts payable - trade                               72              2,721               (108)
         Accrued expenses                                      601                552             (7,283)
         Product warranty                                     (169)              (477)              (116)
         Income tax payable                                 (1,281)            (1,716)             1,415
         Advance payments from customers                      (797)              (264)            (1,738)
                                                          --------            -------            -------
Net cash provided by operating activities                 $  6,282             23,309              5,320
                                                          ========            =======            =======


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

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The Company assesses the recoverability of the carrying amount of goodwill by determining whether the carrying amount of goodwill can be recovered through undiscounted net cash flows of the acquired operation over the remaining amortization period. If determined to be impaired, the carrying amount is reduced to its estimated fair value which is based on an estimate of discounted future net cash flows. Goodwill is being amortized on a straight-line basis over estimated useful lives ranging from 15 to 25 years. Accumulated amortization was $6.4 million and $3.6 million as of October 1, 1999 and October 2, 1998, respectively.

On October 6, 1998, CPI acquired the Microwave Components Division ("MCD") of Aydin Corporation for approximately $8.9 million with net assets of approximately $2.4 million. Of the $6.5 million difference between the purchase price and the fair value of the net assets acquired, $3.4



                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

million was allocated to goodwill, and $3.1 million was allocated to other identifiable intangibles including customer list, trade name, covenant not to compete, software rights, and debt issuance cost, whose useful lives range from 1 to 3 years. This acquisition was accounted for as a purchase.

                     Warranty

The Company's products are generally warranted for a variety of periods, typically one to five years or a predetermined product usage life. A provision for estimated future costs of repair, replacement or customer accommodations are reflected in the accompanying consolidated financial statements.

                     Environmental Liabilities

Liabilities for environmental expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. There were no environmental liabilities established by the Company during Fiscal 1999, Fiscal 1998 or Fiscal 1997. Varian retained the environmental liabilities existing at the time of the Acquisition

                     Deferred Debt Issue Costs

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

                     Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the relatively short period to maturity of the instruments. The fair value of CPI's Senior Subordinated Notes, based on quoted market prices or pricing models using current market rates, has been quoted at a level of
83.00 (100.00 is face value) as of October 19, 1999.

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



                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                     Comprehensive Income

The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", during Fiscal 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in prominence with the other financial statements. The adoption of SFAS No. 130 did not have any effect on the reporting and display of the financial position, results of operations or cash flows of the Company, as there is no difference between net income and comprehensive income for the years ended October 1, 1999, October 2, 1998, and October 3, 1997.

                     Segment Reporting

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers, during Fiscal 1999. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources.


3.  BALANCE SHEET COMPONENTS

                     Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts of $1,143,000 and $636,000 as of October 1, 1999 and October 2, 1998, respectively.

                     Inventories

Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:

                                                   Fiscal Year
             (Dollars in thousands)            1999             1998
                                             -------          -------
Raw materials and parts                      $39,953          $38,327
Work in process                                9,878           13,572
Finished goods                                 2,695            1,024
                                             -------          -------
Total inventories                            $52,526          $52,923
                                             =======          =======



                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



                     Property, Plant, and Equipment

The main components of property, plant, and equipment are as follows:


                                                      Fiscal Year
             (Dollars in thousands)             1999                1998
                                             ---------           ---------
Land and land leaseholds                     $  36,567              36,408
Buildings                                       19,750              18,732
Machinery and equipment                         49,042              42,556
Leased equipment                                 4,031               3,129
Construction in progress                         2,984               2,808
                                             ---------           ---------
Subtotal                                       112,374             103,633
Less accumulated depreciation
        and amortization                       (36,149)            (25,534)
                                             ---------           ---------
Net property, plant and equipment            $  76,225              78,099
                                             =========           =========

Accumulated amortization of equipment under capital lease arrangements was $1,254,000 and $547,000 as of October 1, 1999 and October 2, 1998, respectively, and is included in depreciation expense on the statement of cash flows.

                     Accrued Expenses

Accrued expenses are comprised of the following:

                                                   Fiscal Year
             (Dollars in thousands)            1999             1998
                                             -------          -------
Taxes                                        $ 1,187          $   818
Payroll and employee benefits                  9,994            9,417
Accrued interest                               2,528            2,520
Other                                          2,780            2,857
                                             -------          -------
Total accrued expenses                       $16,489          $15,612
                                             =======          =======


4.  SENIOR CREDIT AGREEMENT

(a) The Senior Credit Agreement provides for two term loans in the aggregate amount of $42.0 million, comprised of a $25.0 million "Term Loan A" tranche and a $17.0 million "Term Loan B" tranche, and a $45.0 million revolving credit facility which includes a sub-facility of $7.5 million for letters of credit. This revolving credit facility was increased from $35.0 million to $45.0 million as of October 6, 1998 related to the Company's acquisition of the Microwave Components Division of Aydin Corporation that was also completed on October 6, 1998.

Availability of advances under the Revolving Credit Facility is subject to a borrowing base test. CPI's obligations under the Senior Credit Agreement are secured by substantially all of its assets (including the issued and outstanding capital stock of its direct and indirect subsidiaries) and are



                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


guaranteed by Holding and all of CPI's subsidiaries. As of October 1, 1999, CPI had $5.2 million available under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility and Term Loan A bear interest at a rate equal to the Eurodollar Rate (approximately 5.35% as of October 1, 1999) plus 2.75% per annum or the Base Rate (8.25% as of October 1, 1999) plus 1.25% per annum and borrowings under Term Loan B bear interest at a rate equal to the Eurodollar Rate plus 3.25% per annum or Base Rate plus 1.75% per annum, in each case as selected by CPI. Applicable interest rates on Term Loan A and the Revolving Credit Facility were increased by 0.25% per annum as of July 26, 1999 tied to an amendment of the Company's Credit Agreement. In addition to customary fronting and other fees, CPI will pay a fee equal to 1.5% per annum on outstanding but undrawn amounts of letters of credit and a commitment fee of 0.5% per annum on unused facilities under the Revolving Credit Facility.

The Term Loans are subject to quarterly payments in the aggregate annual amounts as follows (in thousands):

                                  Term              Term
                Fiscal Year      Loan A            Loan B
                -----------      -------          -------
                   2000          $ 7,500          $   200
                   2001               --            6,050
                   2002               --           10,000
                                 -------          -------
                                 $ 7,500          $16,250
                                 =======          =======

As of October 1, 1999, CPI had made payments of $17.5 million against Term Loan A and $0.75 million against Term Loan B, of which, $6.0 million and $0.2 million were paid in Fiscal 1999 against Term Loan A and Term Loan B, respectively. The Term Loan Termination Date with respect to Term Loan A is August 11, 2000 and, with respect to Term Loan B, August 11, 2002.

(b) The Company's current fiscal year performance resulted in its failure to meet certain financial covenants contained in the Company's Senior Credit Agreement. The Company did obtain a limited waiver of defaults from 100% of its lenders and has subsequently completed a more comprehensive restructuring amendment to the credit facility. This was accomplished on December 27, 1999 with Amendment No. 7 which is filed as an Exhibit to this Form 10-K. Amendment No. 7 extends the Commitment Termination Date with respect to the Revolving Credit Loan to January 1, 2001, increases the interest rates applicable to all loans by 25 basis points, modifies the financial covenants to reflect the Company's reduced expectations for financial results in the upcoming quarters and further restricts certain "Permitted Affiliate Transactions", certain "Permitted Indebtedness" and certain "Permitted Investments" as set forth in Annex A to the Agreement.

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

During the year ended October 1, 1999, CPI paid preferred dividends through the issuance of 33,312 shares of its Senior Redeemable Preferred Stock at a value of $100 per share.

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

During the year ended October 1, 1999, CPI paid preferred dividends through the issuance of 22,208 shares of its Junior Preferred Stock at a value of $100 per share.

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


8.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $16.6 million, $16.4 million and $17.1 million, in Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively. Cash paid for taxes was $1.8 million, $1.1 million and $1.7 million in Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.

Non-cash financing activities included the payment of preferred dividends by CPI on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 33,312, 29,029 and 25,297 additional shares of its Senior Redeemable Preferred Stock and 22,208, 19,354 and 16,865 additional shares of its Junior Preferred Stock during Fiscal 1999, Fiscal 1998 and Fiscal 1997 , respectively. Amortization of discount and issue costs on the Senior Redeemable Preferred Stock was $214,000 for each of the three years Fiscal 1999, Fiscal 1998 and Fiscal 1997. Equipment of $0.3 million, $1.5 million and $1.6 million was acquired under capital leases for Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.


9.  LEASE COMMITMENTS

At October1, 1999, the Company was committed to minimum rentals under non-cancelable operating lease agreements primarily for land and facility space. The Company also leases certain computer equipment under capital leases that expire in 2003. As collateral for these capital leases, the Company has issued letters of credit totaling $1.5 million. A summary of future minimum lease payments (in thousands) follows:

                                                                  Capital    Operating    Sublease
Fiscal Year                                                        Leases      Leases      Income
-----------                                                      ----------  -----------  ----------
2000                                                                 $1,087        1,326        $621
2001                                                                  1,087          899          41
2002                                                                    925          560          41
2003                                                                     22           97          41
2004                                                                      -           63          41
Thereafter                                                                -            4          41
                                                                 ----------  -----------  ----------
Total future minimum lease payments                                   3,121       $2,949        $826
                                                                             ===========  ==========
Less amount representing interest,
     sales tax and additional obligations                              411
                                                                 ----------
Present value of future minimum lease payments                        2,710
Less current portion of obligations
     under capital leases                                               885
                                                                 ----------
Obligations under capital leases, less current portion               $1,825
                                                                 ==========

Real estate taxes, insurance, and maintenance are also obligations of the Company. Rental expense under non-cancelable operating leases amounted to $943,000, $721,000 and $734,000, for Fiscal 1999, Fiscal 1998 and Fiscal 1997,
respectively.



                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

10.  CONTINGENCIES

The amount of outstanding letters of credit provided for under CPI's Senior Credit Agreement was approximately $4.8 million as of October 1, 1999. These outstanding obligations are comprised of the following: $1.6 million to one foreign customer related to an advance payment guarantee, $1.5 million to two lenders related to capital lease arrangements and $1.7 million to various other beneficiaries related primarily to insurance needs and performance bond guarantees.

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


11.  SEGMENTS AND RELATED INFORMATION


The Company has two reportable segments: vacuum electronic devices ("VEDs") and satcom equipment. Reportable segments are differentiated based on product. The VED segment is made up of four operating units, which have been aggregated in accordance with the criteria of SFAS 131. Each operating unit has a President that reports directly to the Chief Executive Officer ("CEO").



                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The CEO has been identified as the Chief Operating Decision Maker as defined by SFAS 131. The CEO evaluates performance and allocates resources to each of these operating units based on the Company's principle performance measure, earnings before income taxes, interest, depreciation and amortization ("EBITDA"). These four operating units have similar economic characteristics as measured by EBITDA. The Company's analysis of the similarity of economic characteristics was based on both a historical and anticipated future analysis of performance. In addition, the aggregated units are similar in (i) the nature of their products,
(ii) their manufacturing processes, (iii) their customers and, (iv) their distribution and sales methods.

The VED segment develops, manufactures and distributes high power/high frequency microwave and radio frequency signal components. Its products include linear beam, cavity, power grid, crossed field and magnetron devices. These products are used in the communication, radar, electronic countermeasures, industrial, medical and scientific markets depending on the specific power and frequency requirements of the end-user and the physical operating conditions of the environment in which the vacuum electronic device will be located. These products are distributed through the Company's direct sales force, independent sales representatives and distributors.

The satcom equipment segment manufactures and supplies high power amplifiers and networks for satellite communication uplink and industrial applications. This segment also provides spares, service and other post sales support. Its products are distributed through the Company's direct sales force and independent sales representatives.

Sales and marketing, finance and administration expenses are allocated to the operating units and are included in the results reported. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment product transfers are recorded at cost.

Summarized financial information concerning the Company's reportable segments is shown in the following table. Included in the "Other" column is financial information for the Company's Solid State Products Division, which did not meet the quantitative thresholds of SFAS 131, and certain unallocated corporate-level operating expenses.



                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



                                                                          Satcom
             (Dollars in thousands)                       VEDs           Equipment            Other              Total
                                                        --------         ---------          --------           --------
Fiscal Year 1999:
Revenues from external customers                        $186,852          $ 61,901          $  6,927           $255,680
Intersegment product transfers                            14,514                 0             1,740             16,254
EBITDA                                                    23,862             2,939            (4,274)            22,527
Total Assets                                             118,701            32,648            82,235            233,584
Capital Expenditures                                       5,447               920             1,893              8,260

Fiscal Year 1998:
Revenues from external customers                         181,479            77,069             2,140            260,688
Intersegment product transfers                            16,747                 0                 0             16,747
EBITDA                                                    30,859             8,950            (1,792)            38,017
Total Assets                                             124,802            32,643            71,767            229,212
Capital Expenditures                                       4,805             1,156               604              6,565

Fiscal Year 1997:
Revenues from external customers                         178,511            74,028               900            253,439
Intersegment product transfers                            20,228                 0                 0             20,228
EBITDA                                                    32,069             9,226            (1,854)            39,441
Total Assets                                             121,062            37,708            78,626            237,396
Capital Expenditures                                       6,237             1,223             1,723              9,183

A reconciliation of EBITDA from reportable segments to (Loss) Earnings before Taxes is as follows: (Dollars in thousands)

                                                                   Fiscal 1999       Fiscal 1998       Fiscal 1997
                                                                   -----------       -----------       -----------
             Segment EBITDA                                         $ 22,527           $ 38,017          $ 39,441
             Less:
             Depreciation and amortization                            13,635             11,297             9,630
             Other                                                       140
             Interest expense                                         17,805             17,793            19,039
                                                                    --------           --------          --------
             (Loss) earnings before taxes                           $ (9,053)          $  8,927          $ 10,772
                                                                    ========           ========          ========

CPI's operations outside of North America consist of sales offices in certain foreign countries. Long-lived assets outside of North America are less than 10% of total consolidated assets. Information about CPI's sales to geographical regions are presented in the table below. Sales to unaffiliated customers is based on the location of the customer. There are no individual foreign countries in which sales are considered material.

                                                        Net Sales
                                     -----------------------------------------------
     (Dollars in thousands)          Fiscal 1999       Fiscal 1998       Fiscal 1997
                                     -----------       -----------       -----------
United States                          $167,508          $159,322          $167,957
All foreign countries                    88,172           101,366            85,482
                                       --------          --------          --------
Total Sales                            $255,680          $260,688          $253,439
                                       ========          ========          ========



                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

CPI has a single customer that accounts for 10% or more of consolidated sales. Sales to this customer were $40.8 million, $35.5 million and $34.0 million of the Company's consolidated revenues for Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively. A substantial majority of these sales were in the VED segment products, but this customer also purchased satcom equipment products.


12.  RESEARCH AND DEVELOPMENT

Company-sponsored research and development costs related to both present and future products are expensed currently. Customer-sponsored research and development costs are charged to cost of sales to match revenue received. Total expenditures incurred by the Company on research and development are summarized as follows:

                                                CPI            Customer          Total
(Dollars in thousands)                       Sponsored        Sponsored         Incurred
                                             ---------        ---------         --------
52-week period ended October 1, 1999          $ 8,983          $ 8,586          $17,570
52-week period ended October 2, 1998            7,455            5,973           13,428
53-week period ended October 3, 1997            7,681            5,897           13,578


13.  PROVISION FOR INCOME TAXES

Earnings (loss) before income taxes for domestic and non-U.S. operations is as follows:

                                         52-week            52-week           53-week
                                       period ended      period ended      period ended
(Dollars in thousands)                  October 1,         October 2,        October 3
                                          1999               1998              1997
                                       ------------      ------------      ------------
Domestic                                $(12,017)          $  3,360          $  7,381
Non-U.S                                    2,964              5,567             3,391
                                        --------           --------          --------
Total                                   $ (9,083)          $  8,927          $ 10,772
                                        ========           ========          ========

The provision (benefit) for income taxes is comprised of the following:


                                               52-week           52-week          53-week
                                             period ended      period ended     period ended
          (Dollars in thousands)              October 1,        October 2,       October 3,
                                                1999              1998              1997
                                             ------------      ------------     ------------
CURRENT
    U.S. federal                              $    --           $    80           $ 1,677
    State                                          --              (571)              573
    Non-U.S                                       605               632             1,113
                                              -------           -------           -------
        Total Current                             605               141             3,363
DEFERRED
    U.S. federal                                   --             3,677            (5,699)
    State                                          --              (545)           (1,098)
    Non-U.S                                        --               477               434
                                              -------           -------           -------
        Total Deferred                             --             3,609            (6,363)
                                              -------           -------           -------
Provision (benefit) for income taxes          $   605           $ 3,750           $(3,000)
                                              =======           =======           =======



                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The significant components of the CPI's deferred tax assets and liabilities are as follows:

                                                                       Fiscal Year
                                                               ---------------------------
                 (Dollars in thousands)                          1999               1998
                                                               --------           --------
DEFERRED TAX ASSETS:
    Inventory                                                  $  4,751           $  4,682
    Product warranty                                              2,234              2,548
    Accrued vacation                                              2,009              2,062
    Deferred compensation                                           607                517
    Excess purchase price                                         8,326             10,524
    Foreign tax credits                                           3,043              2,242
    Net operating loss carryover, tax effected                    2,148                 --
                                                               --------           --------
      Total deferred tax assets                                  23,118             22,575
DEFERRED TAX LIABILITIES:
    Accelerated depreciation                                     (3,285)            (5,063)
    Foreign jurisdictions, net                                     (191)            (1,158)
    Other                                                           234             (1,205)
                                                               --------           --------
      Total deferred tax liabilities                             (3,242)            (7,426)
                                                               --------           --------
Total deferred tax assets                                        19,876             15,149
(Less) valuation allowance                                       (4,727)                --
                                                               --------           --------
Net deferred tax asset                                         $ 15,149           $ 15,149
                                                               ========           ========


The provision for income tax expense for Fiscal 1999 consists of current income tax payable in foreign jurisdictions. Although the Company has a consolidated pretax loss, most foreign operations have been profitable during Fiscal 1999.

The Company has unutilized U.S. Federal net operating loss carryforward of $6.1 million at the end of Fiscal 1999, and unutilized U.S. Federal foreign tax credit carryforwards of $3.0 million and $2.2 million at the end of Fiscal 1999 and 1998, respectively. The net operating loss carryforward expires in the year 2020. The foreign tax credit carryovers expire in the years 2002 through 2004.

A valuation allowance of $4.7 million was established at the end of Fiscal 1999 principally to account for the likely expiration of these foreign carryovers. Management has established a valuation allowance to reduce the net deferred tax asset to a level it believes is realizable based upon its business forecast.

The differences between the effective income tax rate and the statutory federal income tax rate is as follows:

                                                   52-week           52-week          53-week
                                                 period ended     period ended      period ended
                                                  October 1,        October 2,       October 3,
                                                    1999              1998             1997
                                                 ------------     ------------      ------------
Statutory federal income tax rate                    35.0%             35.0%            35.0%
State and local income tax, net of
      federal tax benefit                              --                --              6.4%
Rate differential on foreign income tax
  expense (benefit) and withholding tax               7.2%              2.0%             3.0%
Change to the beginning of year valuation
   allowance                                        (52.2%)              --            (74.3%)
Other                                                 3.3%              5.0%             2.0%
                                                   ------            ------           ------
Effective tax rate                                   (6.7%)            42.0%           (27.9%)
                                                   ======            ======           ======



                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


14.  RETIREMENT AND PROFIT SHARING PLANS

CPI provides a qualified 401(k) investment plan covering substantially all of its domestic and Canadian employees. The plan provides for CPI to contribute an amount based on a percentage of each participant's base pay. CPI also has a Non-Qualified Deferred Compensation Plan (the "Non-Qualified Plan") that allows eligible executives and directors to defer a portion of their compensation. Participant contributions and Company matching contributions are always 100% vested. The deferred compensation liability amounted to approximately $312,000 and $434,000 as of October 1, 1999 and October 2, 1998, respectively.

Total CPI contributions to these plans were $2.6 million for Fiscal 1999, $2.6 million for Fiscal 1998, and $2.5 million for Fiscal 1997.

CPI's bonus program provides incentive bonuses to senior management if certain performance goals are achieved and to employees if these goals are exceeded. Such performance goals are measured based upon earnings before interest, taxes, depreciation and amortization, return on sales and asset utilization.


15.  RELATED PARTY TRANSACTIONS

Holding and the Company have entered into an agreement to pay $362,000, plus out-of-pocket expenses, annually to an advisor group of Holding's majority shareholder. Certain individuals of the investor's advisor group are members of Holding's and the Company's respective Boards of Directors.

In connection with Holding's 1995 Management Equity Plan, certain executive officers of the Company and Holding elected to pay a portion of the purchase price for their Management Shares by Delivery of a secured promissory note to Holding. The aggregate principle amount of such Management Notes was $895,376 as of October 1, 1999. Of this amount, $700,000 is secured by a pledge of a portion (from 50% to 75%) of the management Shares issued to each executive officer and is guaranteed by Varian. The balance of $195,376 is secured by a pledge of approximately 91% of the management Shares issued, but is not guaranteed by Varian. Outstanding principal under each type of Management Note bears interest at an annually adjustable rate equal to the "Applicable Federal Rate" in effect under Internal Revenue Code Section 1274(d) for obligations of a term equal to the then-remaining term of such note. Recourse by Holding under both type of Management Notes is limited to the management Shares pledged to secure the applicable note.

16.  GUARANTEES

Holding has guaranteed CPI's senior debt obligations. Holding has no operations other than its ownership of CPI. The consolidated balance sheets of CPI as of October 1, 1999 and October 2, 1998 are substantially identical to that of Holding and its subsidiaries.



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

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                      Balance at     Charged to                    Balance at
                                                     Beginning of     Costs and                      End of
                          Description                   Period        Expenses      Deductions       Period
                          -----------                ------------    ----------     ----------     ----------
53-week period ended October 3, 1997:
    Allowance for doubtful accounts receivable            196            178            (92)            282

52-week period ended October 2, 1998:
    Allowance for doubtful accounts receivable            282            383            (29)            636

52-week period ended October 1, 1999:
    Allowance for doubtful accounts receivable            636            543            (36)          1,143




                                                                     SCHEDULE II
              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



                                                     Balance at      Charged to                     Balance at
                                                    Beginning of     Costs and                        End of
                          Description                  Period         Expenses       Deductions       Period
                          -----------               ------------     ----------      ----------     ----------
53-week period ended October 3, 1997:
    Allowance for doubtful accounts receivable            196            178            (92)            282

52-week period ended October 2, 1998:
    Allowance for doubtful accounts receivable            282            383            (29)            636

52-week period ended October 1, 1999:
    Allowance for doubtful accounts receivable            636            543            (36)          1,143


                                        Exhibit Index
                                         -----------
2.1 (1)    Stock Sale  Agreement  between CPI (as successor by merger to CPII  Acquisition  Corp., then known as Communications & Power Industries  Holding  Corporation) and Varian dated as of June 9 ,1995.

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

Exhibit No.                            Description
-----------                            -----------

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

10.1.4(4)  Fourth Amendment to Credit Agreement among CPI, Holding, the other obligors named therein, the lenders named therein and Bankers
           Trust Company as Agent, dated as of October 6, 1998.

10.1.5(4)  Fifth Amendment to Credit Agreement among CPI, Holding, the other obligors named therein, the lenders named therein and Bankers Trust
           Company as Agent, dated as of February 12, 1999.

10.1.6(4)  Sixth Amendment to Credit Agreement among CPI, Holding, the other obligors named therein, the lenders named therein and Bankers Trust
           Company as Agent, dated as of July 26, 1999.

10.1.7 Seventh Amendment to Credit Agreement among CPI, Holding, the other obligors named therein, the lenders named therein and Bankers Trust
           Company as Agent, dated as of December 27, 1999.

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

10.5(1) Swingline Note in the amount of $5,000,000 made by CPI in favor of Bankers Trust Company dated as of August 11, 1995.

Exhibit No.                            Description
-----------                            -----------

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

10.10(3)(+) Key Components Supply Agreement between CPI and Varian dated as of August 10, 1995.

10.11 (1)   Cross License Agreement between CPI and Varian dated as of August 10, 1995.

10.12 (1)   Trademark License Agreement between CPI and Varian dated as of August 10, 1995.

10.13 (1)   Assignment and Assumption of Lessee's Interest in Lease (Units 1-4, Palo Alto) and Covenants, Conditions and
            Restrictions on Leasehold Interests (Units 1-12, Palo Alto) dated as of August 10, 1995 between Varian Realty Inc.,
            Varian Associates, Inc. and CPI.

10.14 (1)   Sublease  (Portion  of  Building 2 Located on Unit 5, Palo Alto) dated as of August 10,
            1995 between Varian Realty Inc. and CPI.

10.15 (1)   Sublease  (Unit 8, Palo Alto) dated as of August 10, 1995  between  Varian  Realty Inc.
            and CPI.

10.16 (1)   Sublease  (Building  4,  Palo  Alto)  dated as of  August  10,  1995  between  CPI,  as
            Sublessee,  Varian Associates,  Inc., as Sublessor, and Varian Realty Inc., as Adjacent
            Property Sublessor.

10.19 (1)   Shared Use Agreement dated as of August 11, 1995 between Varian (on behalf of itself and its subsidiaries) and CPI (as successor by merger to CPII Acquisition Corp.) (on behalf of itself and its subsidiaries).

10.20 (1)   Purchase Agreement among CPII Acquisition, Holding, the other Guarantors and the initial purchasers of the Series A
            Senior Subordinated Notes (the "Initial Notes Purchasers") dated as of August 11, 1995.

10.21 (1)   Purchase Agreement among CPII Acquisition, Holding and the initial purchaser of the Series A Senior Preferred Stock (the
            "Initial Senior Preferred Stock Purchaser") dated as of August 11, 1995.

10.22 (1)   A/B Exchange  Registration  Rights  agreement among CPI (as successor by merger to CPII
            Acquisition),  Holding,  the other Guarantors and the Initial Notes Purchasers dated as of August 11, 1995.

10.23 (1)   Amendment to A/B Exchange Registration Rights Agreement among CPI, Holding, the other Guarantors and the Initial Notes
            Purchasers dated as of August 11,1995.

10.24 (1)   A/B  Exchange  Registration  Rights  Agreement  between CPI (as  successor by merger to
            CPII  Acquisition)  and the Initial Senior Preferred Stock Purchaser dated as of August
            11, 1995.

Exhibit No.                            Description
-----------                            -----------
10.25 (1)  Amendment to A/B Exchange Registration Rights Agreement between
           CPI and the Initial Senior Preferred Stock Purchaser dated as of
           August 11, 1995.

10.26 (1)  Holding Common Stock Registration Rights Agreement by and among
           Holding, GEI II and the Initial Senior Preferred Stock Purchaser dated as of August 11, 1995 relating to the Holding Common Stock sold with the Series A Senior Preferred Stock.

10.27 (1)  Stockholders  Agreement by and among Holding,  GEI II and the Initial Senior  Preferred
           Stock  Purchaser  dated as of August 11, 1995 relating to the Holding Common Stock sold with the Series A Senior Preferred Stock.

10.28 (1)  Stock  Subscription  Agreement among Holding,  CPII Acquisition  Corp. and GEI II dated as of August 11, 1995.

10.29 (1)  Management  Services  Agreement among CPI,  Holding and Leonard Green & Partners,  L.P.
           dated as of August 11, 1995.

10.30 (1)  1995 Holding  Management  Equity Plan  (including Form of Management  Subscription  and
           Stockholders Agreement).

10.31      Letter from  Holding to Bart F.  Petrini  dated  October 11, 1999  relating to terms of employment.

10.34 (1)  Letter from Holding to H.  Frederick  Koehler  dated June 9, 1995  relating to terms of employment.

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

(4) Incorporated by reference to CPI's Annual Report on Form 10-K, filed on December 29, 1999.

(+) Certain portions of this Exhibit have been omitted and filed separately under an application for confidential treatment with the Securities and Exchange Commission.