Form 10-Q
period 1999-12-31
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORP; COMMUNICATIONS & POWER INDUSTRIES INC
filed 2000-02-14
CIK 1000654, 1000564

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 1999
                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


        For the transition period from _____ to _____

                       Commission File Number: 33-96858-01

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


                        Commission File Number: 33-96858

                     COMMUNICATIONS & POWER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)
                                    DELAWARE
                            (State of Incorporation)
                                   77-0405693
                     (I.R.S. employer identification number)
                                 607 HANSEN WAY
                        PALO ALTO, CALIFORNIA 94303-1110
                                 (415) 846-2900
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive offices)
           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the Registrant's classes of Common Stock, as of the latest practicable date: COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION: 196,420 SHARES OF COMMON STOCK, $.01 PAR VALUE, AT DECEMBER 31, 1999. COMMUNICATIONS & POWER INDUSTRIES, INC.: 1 SHARE OF COMMON STOCK, $.01 PAR VALUE, AT DECEMBER 31, 1999.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)


PART 1: FINANCIAL INFORMATION

   COMMUNICATIONS & POWER INDUSTRIES, INC.

      Consolidated Condensed Balance Sheets, December 31, 1999 and October 1, 1999 ....... 2

      Consolidated Condensed Statements of Operations, 13-week period ended December
      31, 1999 and 13-week period ended January 1, 1999 .................................. 3

      Consolidated Condensed Statements of Cash Flows, 13-week period ended December
      31, 1999 and 13-week period ended January 1, 1999 .................................. 4

   COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION

      Consolidated Condensed Balance Sheets, December 31, 1999 and October 1, 1999 ....... 5

      Consolidated Condensed Statements of Operations, 13-week period ended December
      31, 1999 and 13-week period ended January 1, 1999 .................................. 6

      Consolidated Condensed Statements of Cash Flows, 13-week period ended December
      31, 1999 and 13-week period ended January 1, 1999 .................................. 7

 Notes to Consolidated Condensed Financial Statements .................................... 8

 Management's Discussion and Analysis of Financial Condition and Results of
 Operations ............................................................................. 10

PART II: OTHER INFORMATION

 Other Information ...................................................................... 13

SIGNATURES .............................................................................. 14

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (in thousands-unaudited)

                                                  December 31,     October 1,
                     ASSETS                          1999            1999
                                                  ------------     ----------
CURRENT ASSETS
     Cash and cash equivalents                     $   3,758       $   4,247
     Accounts receivable, net                         40,922          49,596
     Inventories                                      55,481          52,526
     Deferred taxes                                    6,899           6,899
     Other current assets                              1,049           1,524
                                                   ---------       ---------
Total current assets                                 108,109         114,792
Property, plant, and equipment, net                   74,583          76,225
Goodwill and other intangibles, net                   28,061          28,723
Debt issue costs, net                                  5,339           5,594
Deferred taxes                                         8,250           8,250
                                                   =========       =========
Total assets                                       $ 224,342       $ 233,584
                                                   =========       =========
         LIABILITIES, REDEEMABLE
        PREFERRED STOCK AND EQUITY

CURRENT LIABILITIES
     Revolving credit facility                     $  29,600       $  35,000
     Current portion of term loans                     5,891           7,700
     Current portion of capital leases                   904             885
     Accounts payable                                 11,703          13,522
     Accrued expenses                                 18,382          16,489
     Product warranty                                  3,605           3,575
     Income taxes payable                              8,937           8,978
     Advance payments from customers                   2,960           1,736
                                                   ---------       ---------
Total current liabilities                             81,982          87,885
Senior term loans                                     16,000          15,986
Senior subordinated notes                            100,000         100,000
Obligations under capital leases                       1,606           1,825
                                                   ---------       ---------
Total liabilities                                    199,588         205,696
                                                   ---------       ---------
SENIOR REDEEMABLE PREFERRED STOCK                     25,188          24,228
                                                   ---------       ---------
Commitments and contingencies
STOCKHOLDERS' (DEFICIT) EQUITY:
     Junior preferred stock                                1               1
     Common stock                                         --              --
     Additional paid-in capital                       36,408          35,804
     Accumulated deficit                             (35,725)        (31,039)
     Stockholder loans                                (1,118)         (1,106)
                                                   ---------       ---------
Net stockholders' (deficit) equity                      (434)          3,660
                                                   ---------       ---------
Total liabilities, senior redeemable
     preferred stock and stockholders' equity      $ 224,342       $ 233,584
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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)

                             CONSOLIDATED CONDENSED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)

                                             13-Week             13-Week
                                          period ended         period ended
                                           December 31          January 1,
                                              1999                 1999
                                          ------------         ------------
 Sales                                       $54,990             $57,781
 Cost of sales                                42,838              43,654
                                             -------             -------
 Gross profit                                 12,152              14,127
                                             -------             -------
 Operating costs and expenses:
       Research and development                1,923               2,066
       Selling and marketing                   4,574               4,594
       General and administrative              3,953               3,908
                                             -------             -------
 Total operating costs and expenses           10,450              10,568
                                             -------             -------
 Operating income                              1,702               3,559
 Foreign currency loss                           (80)               (158)
 Interest expense                             (4,550)             (4,406)
                                             -------             -------
 Loss before taxes                            (2,928)             (1,005)
 Income tax expense (benefit)                    195                (422)
                                             -------             -------
 Net loss                                     (3,123)               (583)

Preferred dividends:
      Senior redeemable preferred stock          907                 790
      Junior preferred stock                     605                 527
                                             -------             -------
Net loss attributable to common stock        $(4,635)            $(1,900)
                                             =======             =======


See accompanying notes to the unaudited consolidated condensed financial statements.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)

                             CONSOLIDATED CONDENSED
                            STATEMENTS OF CASH FLOWS
                           (in thousands - unaudited)

                                                                           13-Week           13-Week
                                                                        period ended       period ended
                                                                         December 31        January 1,
                                                                             1999             1999
                                                                        ------------       ------------
OPERATING ACTIVITIES
       Net cash provided by operating activities                           $ 8,353           $  7,715
                                                                           -------           --------
INVESTING ACTIVITIES
       Purchase of property, plant and equipment, net                       (1,417)            (1,762)
       Purchase of net current assets in connection with acquisitions           --             (1,991)
       Purchase of property, plant and equipment in connection
            with acquisitions                                                   --               (523)
       Purchase of intangible assets in connection with acquisitions            --             (6,447)
                                                                           -------           --------
       Net cash used in investing activities                                (1,417)           (10,723)
                                                                           -------           --------
FINANCING ACTIVITIES
       Repayments on capital leases                                           (200)               (79)
       Net repayments on debt issue costs                                       --                (29)
       Net (repayments)/proceeds from  revolving credit facility            (5,400)             5,700
       Net repayments on senior term loans                                  (1,825)            (1,550)
                                                                           -------           --------
       Net cash provided by (used in) financing activities                  (7,425)             4,042
                                                                           -------           --------
NET (DECREASE) INCREASE IN
    CASH AND CASH EQUIVALENTS                                                 (489)             1,034
Cash and cash equivalents at beginning of period                             4,247                448
                                                                           -------           --------
Cash and cash equivalents at end of period                                 $ 3,758           $  1,482
                                                                           =======           ========


See accompanying notes to the unaudited consolidated condensed financial statements.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (in thousands-unaudited)

                                                        December 31,         October 1,
                      ASSETS                                1999                1999
                                                        ------------         ----------
CURRENT ASSETS
     Cash and cash equivalents                            $  3,758            $  4,247
     Accounts receivable, net                               40,922              49,596
     Inventories                                            55,481              52,526
     Deferred taxes                                          6,899               6,899
     Other current assets                                    1,049               1,524
                                                          --------            --------
Total current assets                                       108,109             114,792
Property, plant, and equipment, net                         74,583              76,225
Goodwill and other intangibles, net                         28,061              28,723
Debt issue costs, net                                        5,339               5,594
Deferred taxes                                               8,250               8,250
                                                          ========            ========
Total assets                                              $224,342            $233,584
                                                          ========            ========
LIABILITIES, REDEEMABLE PREFERRED STOCK,
PREFERRED STOCK OF SUBSIDIARY AND EQUITY

CURRENT LIABILITIES
     Revolving credit facility                            $ 29,600            $ 35,000
     Current portion of term loans                           5,891               7,700
     Current portion of capital leases                         904                 885
     Accounts payable                                       11,703              13,522
     Accrued expenses                                       18,382              16,489
     Product warranty                                        3,605               3,575
     Income taxes payable                                    8,937               8,978
     Advance payments from customers                         2,960               1,736
                                                          --------            --------
Total current liabilities                                   81,982              87,885
Senior term loans                                           16,000              15,986
Senior subordinated notes                                  100,000             100,000
Obligations under capital leases                             1,606               1,825
                                                          --------            --------
Total liabilities                                          199,588             205,696
                                                          --------            --------
SENIOR REDEEMABLE PREFERRED STOCK OF SUBSIDIARY             25,188              24,228
                                                          --------            --------
JUNIOR PREFERRED STOCK OF SUBSIDIARY                        17,226              16,622
                                                          --------            --------

STOCKHOLDERS' (DEFICIT):
     Common stock                                                2                   2
     Additional paid-in capital                             19,181              19,181
     Accumulated deficit                                   (35,725)            (31,039)
     Stockholder loans                                      (1,118)             (1,106)
                                                          --------            --------
Net stockholders' (deficit)                                (17,660)            (12,962)
                                                          --------            --------
Total liabilities, senior redeemable preferred stock
     and stockholders' equity                             $224,342            $233,584
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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                             CONSOLIDATED CONDENSED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)

                                             13-Week           13-Week
                                          period ended       period ended
                                           December 31        January 1,
                                               1999             1999
                                          ------------       ------------
 Sales                                       $54,990           $57,781
 Cost of sales                                42,838            43,654
                                             -------           -------
 Gross profit                                 12,152            14,127
                                             -------           -------
 Operating costs and expenses:
       Research and development                1,923             2,066
       Selling and marketing                   4,574             4,594
       General and administrative              3,953             3,908
                                             -------           -------
 Total operating costs and expenses           10,450            10,568
                                             -------           -------
 Operating income                              1,702             3,559
 Foreign currency loss                           (80)             (158)
 Interest expense                             (4,550)           (4,406)
                                             -------           -------
 Loss before taxes                            (2,928)           (1,005)
 Income tax expense (benefit)                    195              (422)
                                             -------           -------
 Net loss                                     (3,123)             (583)

Preferred dividends:
      Senior redeemable preferred stock          907               790
      Junior preferred stock                     605               527
                                             -------           -------
Net loss attributable to common stock        $(4,635)          $(1,900)
                                             =======           =======


See accompanying notes to the unaudited consolidated condensed financial statements.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                             CONSOLIDATED CONDENSED
                            STATEMENTS OF CASH FLOWS
                           (in thousands - unaudited)

                                                                           13-Week           13-Week
                                                                         period ended      period ended
                                                                         December 31,       January 1,
                                                                             1999              1999
                                                                         ------------      ------------
OPERATING ACTIVITIES
       Net cash provided by operating activities                           $ 8,353           $  7,715
                                                                           -------           --------
INVESTING ACTIVITIES
       Purchase of property, plant and equipment, net                       (1,417)            (1,762)
       Purchase of net current assets in connection with acquisitions           --             (1,991)
       Purchase of property, plant and equipment in connection
            with acquisitions                                                   --               (523)
       Purchase of intangible assets in connection with acquisitions            --             (6,447)
                                                                           -------           --------
       Net cash used in investing activities                                (1,417)           (10,723)
                                                                           -------           --------
FINANCING ACTIVITIES
       Repayments on capital leases                                           (200)               (79)
       Net repayments on debt issue costs                                       --                (29)
       Net (repayments)/proceeds from revolving credit facility             (5,400)             5,700
       Net repayments on senior term loans                                  (1,825)            (1,550)
                                                                           -------           --------
       Net cash provided by (used in) financing activities                  (7,425)             4,042
                                                                           -------           --------
NET (DECREASE) INCREASE IN
    CASH AND CASH EQUIVALENTS                                                 (489)             1,034
Cash and cash equivalents at beginning of period                             4,247                448
                                                                           =======           ========
Cash and cash equivalents at end of period                                 $ 3,758           $  1,482
                                                                           =======           ========


See accompanying notes to the unaudited consolidated condensed financial statements.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)

                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Communications & Power Industries, Inc. ("CPI") and Communications & Power Industries Holding Corporation (both companies together referred to as the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted and, accordingly, these financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Company's October 1, 1999 Annual Report on Form 10-K. Management believes that these unaudited interim condensed financial statements contain all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company, and its results of operations and cash flows for the interim period presented. The results for the interim periods reported are not necessarily indicative of the results for the complete fiscal year 2000.

2. INVENTORIES


Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:

               (Dollars in thousands)          December       October 1,
                                               31, 1999          1999
                                               --------       ----------
         Raw materials and parts                $41,439        $39,953
         Work in process                         11,477          9,878
         Finished goods                           2,565          2,695
                                                -------        -------
         Total inventories                      $55,481        $52,526
                                                =======        =======

3. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $1.3 million and $0.7 million for the 13-week period ended December 31, 1999 and January 1, 1999, respectively. Cash paid for taxes was $0.04 million and $0.2 million for the 13-week period ended December 31, 1999 and January 1, 1999, respectively.

Non-cash financing activities of the Company included the payment of preferred stock dividends on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 9,069 additional shares of its Senior Redeemable Preferred Stock and 6,046 shares of its Junior Preferred Stock, respectively.

4. SEGMENTS AND RELATED INFORMATION

The Company has two reportable segments: vacuum electronic devices ("VEDs") and satcom equipment. The CEO, identified as the Chief Operating Decision Maker, evaluates performance and

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)

allocates resources based on the Company's principle performance measure, earnings before income taxes, interest, depreciation and amortization ("EBITDA").

Summarized financial information concerning the Company's reportable segments is shown in the following table. Included in the "Other" column is financial information for the Company's Solid State Products Division, which did not meet the quantitative thresholds of SFAS 131, and certain unallocated corporate-level operating expenses. Intersegment product transfers are recorded at cost.


      (Dollars in thousands)
                                                Satcom
        Three Months Ended            VED's    Equipment    Other    Total
                                     -------   ---------   -------  -------
December 31, 1999:

Revenues from external customers     $41,556    $12,055    $1,379   $54,990
Intersegment product transfers         2,239         --       179     2,418
EBITDA                                 5,578        494      (695)    5,377

January 1, 1999:

Revenues from external customers      41,918     15,204       659    57,781
Intersegment product transfers         3,301         --        --     3,301
EBITDA                                 6,352      1,294      (853)    6,793

A reconciliation of EBITDA from reportable segments to Loss before Taxes is as follows:

                                     Three Months Ended
                                 -------------------------
    (Dollars in thousands)       December 31,   January 1,
                                    1999          1999
                                 ------------   ----------
Segment EBITDA                     $ 5,377       $ 6,793
Less:
Depreciation and amortization        3,755         3,299
Other                                   --            93
Interest expense                     4,550         4,406
                                   -------       -------
Loss before taxes                  $(2,928)      $(1,005)
                                   =======       =======

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company serves the communications, radar, electronic countermeasures, industrial, medical and scientific markets. In addition, the Company divides the communications market into applications for ground-based satellite uplinks for military and commercial uses ("satcom") and broadcast sectors. The Company defines and discusses its orders and sales trends by the end markets to more clearly relate its business to outside investors. Internally, however, the Company is organized into six operating units that are differentiated based on products. Four of these operating units comprise the Company's vacuum electronic device ("VED") segment. The Company also has a satellite communications equipment segment and a solid state products segment. Segment data is included in Note 4 of the Notes to Unaudited Consolidated Condensed Financial Statements.

Orders during the first quarter of Fiscal 2000 were $61.6 million as compared to $51.6 million for the first quarter of Fiscal 1999. This increase of $10.0 million, or 19.3%, was primarily due to higher demand for products used in the electronic countermeasures and radar markets, which increased by $7.2 million and $4.4 million, respectively. Electronic countermeasures benefited from the exercise of a contract option for airborne decoy product that will be delivered over a sixteen-month period. Overall, incoming order levels fluctuate significantly on a quarterly basis and a particular quarter's order rate may not be indicative of future order levels. In addition, the Company's sales are highly dependent upon manufacturing scheduling, performance and shipments and, accordingly, it is not possible to accurately predict when these orders will be recognized as sales.

As of December 31, 1999, the Company had order backlog of $153.3 million, representing approximately seven months of sales, compared to order backlog of $155.0 million as of January 1, 1999. Order backlog increased during the first quarter of Fiscal 2000 by $6.9 million from $146.4 million at the end of Fiscal 1999.

Sales for the first quarter of Fiscal 2000 were $55.0 million compared to $57.8 million for the same period in Fiscal 1999. Sales decreased by $2.8 million, or 4.8%, due to a planned full week shutdown in December 1999. This impacted the Company's two Palo Alto operations by reducing the number of production workdays and closing shipping and receiving areas but was required to facilitate a power transformer upgrade to the building. In terms of markets, sales to the communications and medical markets were down by $2.6 million and $0.8 million, respectively, primarily due to the facilities shutdown impacting Palo Alto operations. This was partially offset by products sold into the radar market that increased by $0.8 million. Sales of products to the Company's other markets in the first quarter of Fiscal 2000 were consistent in terms of dollars with the first quarter of Fiscal 1999.

Gross profit for the first quarter of Fiscal 2000 was $12.2 million, or 22.1% of sales, compared to $14.1 million, or 24.4% of sales, in the first quarter of Fiscal 1999 due to lower volume and changes in product mix.

Operating costs and expenses were consistent between the two time periods as the Company spent $10.5 million, or 19.0% of sales, for the first quarter of Fiscal 2000, as compared to $10.6 million, or 18.3%, for the first quarter of Fiscal 1999. The Company continues to focus on research and development

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)

efforts, spending approximately 3.5% of sales in the first quarter of Fiscal 2000, primarily related to the release of its new Gen IV amplifier product line to the communications market.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA")1 for the first quarter of Fiscal 2000 were $5.4 million, or 9.8% of sales, compared to $6.8 million, or 11.8% of sales, for the first quarter of Fiscal 1999. EBITDA declined by $1.4 million due to lower volume and product mix issues mentioned above.


FINANCIAL CONDITION

Cash flows provided by operating activities for the first quarter of Fiscal 2000 were $8.4 million, an increase of approximately $0.7 million from the $7.7 million provided by operating activities during the first quarter of Fiscal 1999. This increase was due primarily to a $1.6 million increase in advanced payments from customers as other changes in working capital were consistent between the two time periods and higher net losses in the first quarter of Fiscal 2000 were partially offset by non-cash increases in depreciation, amortization and income taxes payable.

Investing activities decreased cash by $1.4 million in the first quarter of Fiscal 2000 compared to $10.7 million in the first quarter of Fiscal 1999. This decrease of $9.3 million was primarily related to the fact that the first quarter of Fiscal 1999 was impacted by the Company's $8.5 million acquisition of its Solid State Products Division.

The Company's current primary source of liquidity, other than funds generated from operations, is the $45.0 million revolving credit facility provided under its senior credit agreement (of which $10.4 million was available as of January 28, 2000). In the first quarter of Fiscal 2000, the Company reduced its borrowing under this facility by $5.4 million and also repaid $1.6 million of term loans and $0.2 million of its debt related to capital leases. Management believes that the Company will have adequate capital resources and liquidity (including cash flow from operations and borrowing under its revolving credit facility) to meet its obligations, fund all required capital expenditures and pursue its business strategy for the foreseeable future and, in any event, for the next twelve months.

Market Risk

The Company's market risk disclosures set forth in its Annual Report on Form 10-K for the fiscal year ended October 1, 1999 have not changed significantly.

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

Evaluation of the Company's products is complete and, to date, no significant problems have been found in existing CPI products. Also, based on both written and verbal discussions, management has no information that indicates a significant vendor or service provider may be unable to sell goods or provide services to the Company or that any significant customer may be unable to purchase from the Company because of Year 2000 issues. Further, the Company has not received any notifications from regulatory agencies to which it is subject indicating that the Company must achieve compliance by a specific date or significant regulatory action will be taken.

The Company has completed its migration to modified or replaced Enterprise Resource Planning ("ERP") systems at five of its six operating Divisions. The Company's most recently acquired Division is in the process of upgrading the latest version of its accounting software and is expected to complete this task by the end of February 2000. At this time, the old version is functioning adequately.

Management currently estimates that it has spent approximately $6.8 million to replace non-compliant Varian legacy systems, of which $3.4 million was through a capital lease program. Other remediation efforts completed in Fiscal 1999 and Fiscal 1998 have included a mix of capital expenditures and operating expense costs totaling $1.3 million and an estimated $0.4 million is planned for the remainder of Fiscal 2000.

To date, the Company has not experienced any significant incidents related to the Year 2000 problem. However, there remains a risk that failure of systems and products of the other companies on which the Company relies could have an adverse effect on the business.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are being filed as part of this report:

        27.1  Financial Data Schedule (Communications & Power Industries, Inc.)

        27.2 Financial Data Schedule (Communications & Power Industries Holding Corporation)

(b) Reports on Form 8-K:

        No reports were filed on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                COMMUNICATIONS & POWER INDUSTRIES, INC.

                                By:             /s/ Bart F. Petrini
                                   ---------------------------------------------
                                                  Bart F. Petrini
                                       Chief Executive Officer and President
                                              Date:  February 11, 2000

                                By:             /s/ Lynn E. Harvey
                                   ---------------------------------------------
                                                  Lynn E. Harvey
                                Chief Financial Officer, Treasurer and Secretary
                                  (Principal Financial and Accounting Officer)
                                             Date:  February 11, 2000

                                 EXHIBIT INDEX

Exhibit
 Number       Description
-------       -----------
 27.1         Financial Data Schedule (Communications & Power Industries, Inc.)

 27.2         Financial Data Schedule (Communications & Power Industries Holding
              Corporation)