Form 10-Q
period 2000-03-31
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORP; COMMUNICATIONS & POWER INDUSTRIES INC
filed 2000-05-15
CIK 1000654, 1000564

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2000
                                       OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

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
(Address, including zip code, and telephone number,           (Address, including zip code, and telephone number,
including area code, of registrant's principal                      including area code, of registrant's
              executive offices)                                        principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the Registrant's classes of Common Stock, as of the latest practicable date: COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION: 4,910,500 SHARES OF COMMON STOCK, $.01 PAR VALUE, AT MARCH 31, 2000. COMMUNICATIONS & POWER INDUSTRIES, INC.: 1 SHARE OF COMMON STOCK, $.01 PAR VALUE, AT MARCH 31, 2000.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)


PART 1: FINANCIAL INFORMATION

      COMMUNICATIONS & POWER INDUSTRIES, INC.

         Consolidated Condensed Balance Sheets, March 31, 2000 and October 1, 1999 ..................   2

         Consolidated Condensed Statements of Operations, 13-week period ended March 31, 2000 and
         13-week period ended April 2, 1999 .........................................................   3

         Consolidated Condensed Statements of Operations, 26-week period ended March 31, 2000 and
         26-week period ended April 2, 1999 .........................................................   4

         Consolidated Condensed Statements of Cash Flows, 26-week period ended March 31, 2000 and
         26-week period ended April 2, 1999 .........................................................   5

      COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION

         Consolidated Condensed Balance Sheets, March 31, 2000 and October 1, 1999 ..................   6

         Consolidated Condensed Statements of Operations, 13-week period ended March 31, 2000 and
         13-week period ended April 2, 1999 .........................................................   7

         Consolidated Condensed Statements of Operations, 26-week period ended March 31, 2000 and
         26-week period ended April 2, 1999 .........................................................   8

         Consolidated Condensed Statements of Cash Flows, 26-week period ended March 31, 2000
         and 26-week period ended April 2, 1999 .....................................................   9

         Notes to Consolidated Condensed Financial Statements .......................................  10

         Management's Discussion and Analysis of Financial Condition and Results of
         Operations .................................................................................  13


PART II: OTHER INFORMATION

         Other Information ..........................................................................  16

SIGNATURES ..........................................................................................  17

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)



                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (in thousands-unaudited)

                                                              March 31,       October 1,
               ASSETS                                           2000             1999
                                                              ---------       ----------
CURRENT ASSETS
    Cash and cash equivalents                                 $   4,090       $   4,247
    Accounts receivable, net                                     39,117          49,596
    Inventories                                                  60,332          52,526
    Deferred taxes                                                6,899           6,899
    Other current assets                                          1,124           1,524
                                                              ---------       ---------
Total current assets                                            111,562         114,792
Property, plant, and equipment, net                              72,646          76,225
Goodwill and other intangibles, net                              27,386          28,723
Debt issue costs, net                                             5,093           5,594
Deferred taxes                                                    8,250           8,250
                                                              ---------       ---------
Total assets                                                  $ 224,937       $ 233,584
                                                              =========       =========
           LIABILITIES, REDEEMABLE
         PREFERRED STOCK AND EQUITY
CURRENT LIABILITIES
    Revolving credit facility                                 $  30,300       $  35,000
    Current portion of term loans                                 6,447           7,700
    Current portion of capital leases                               922             885
    Accounts payable                                             14,462          13,522
    Accrued expenses                                             15,052          16,489
    Product warranty                                              3,521           3,575
    Income taxes payable                                          8,878           8,978
    Advance payments from customers                               8,393           1,736
                                                              ---------       ---------
Total current liabilities                                        87,975          87,885
Senior term loans                                                14,000          15,986
Senior subordinated notes                                       100,000         100,000
Obligations under capital leases                                  1,374           1,825
                                                              ---------       ---------
Total liabilities                                               203,349         205,696
                                                              ---------       ---------
SENIOR REDEEMABLE PREFERRED STOCK                                26,181          24,228
                                                              ---------       ---------
Commitments and contingencies
STOCKHOLDERS' (DEFICIT) EQUITY:
    Junior preferred stock                                            1               1
    Common stock                                                   --              --
    Additional paid-in capital                                   37,034          35,804
    Accumulated deficit                                         (40,497)        (31,039)
    Stockholder loans                                            (1,131)         (1,106)
                                                              ---------       ---------
Net stockholders' (deficit) equity                               (4,593)          3,660
                                                              ---------       ---------
Total liabilities, senior redeemable
    preferred stock and stockholders' equity                  $ 224,937       $ 233,584
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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)


                             CONSOLIDATED CONDENSED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)


                                             13-Week          13-Week
                                           period ended     period ended
                                             March 31,        April 2,
                                               2000             1999
                                           ------------     ------------
 Sales                                       $ 60,340         $ 67,119
 Cost of sales                                 47,040           50,959
                                             --------         --------
 Gross profit                                  13,300           16,160
                                             --------         --------
 Operating costs and expenses:
     Research and development                   2,186            2,694
     Selling and marketing                      4,524            4,992
     General and administrative                 4,770            4,311
                                             --------         --------
 Total operating costs and expenses            11,480           11,997
                                             --------         --------
 Operating income                               1,820            4,163
 Foreign currency loss                            (90)            (283)
 Interest expense                              (4,677)          (4,445)
                                             --------         --------
 Loss before taxes                             (2,947)            (565)
 Income tax expense                               206             --
                                             --------         --------
 Net loss                                      (3,153)            (565)

Preferred dividends:
    Senior redeemable preferred stock             939              818
    Junior preferred stock                        626              545
                                             --------         --------
Net loss attributable to common stock        $ (4,718)        $ (1,928)
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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                      Power Industries Holding Corporation)


                             CONSOLIDATED CONDENSED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)


                                             26-Week             26-Week
                                           period ended       period ended
                                             March 31,          April 2,
                                               2000               1999
                                           ------------       ------------
 Sales                                       $ 115,330         $ 124,900
 Cost of sales                                  89,878            94,613
                                             ---------         ---------
 Gross profit                                   25,452            30,287
                                             ---------         ---------
 Operating costs and expenses:
     Research and development                    4,109             4,760
     Selling and marketing                       9,098             9,586
     General and administrative                  8,723             8,219
                                             ---------         ---------
 Total operating costs and expenses             21,930            22,565
                                             ---------         ---------
 Operating income                                3,522             7,722
 Foreign currency loss                            (170)             (441)
 Interest expense                               (9,227)           (8,851)
                                             ---------         ---------
 Loss before taxes                              (5,875)           (1,570)
 Income tax expense (benefit)                      401              (422)
                                             ---------         ---------
 Net loss                                       (6,276)           (1,148)

Preferred dividends:
    Senior redeemable preferred stock            1,846             1,608
    Junior preferred stock                       1,231             1,072
                                             ---------         ---------
Net loss attributable to common stock        $  (9,353)        $  (3,828)
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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                      Power Industries Holding Corporation)


                             CONSOLIDATED CONDENSED
                            STATEMENTS OF CASH FLOWS
                           (in thousands - unaudited)


                                                                            26-Week          26-Week
                                                                         period ended     period ended
                                                                           March 31,        April 2,
                                                                             2000             1999
                                                                         ------------     ------------
OPERATING ACTIVITIES
     Net cash provided by operating activities                             $ 11,116         $  6,525
                                                                           --------         --------
INVESTING ACTIVITIES
     Purchase of property, plant and equipment, net                          (2,764)          (3,977)
     Purchase of net current assets in connection with acquisitions            --             (1,991)
     Purchase of property, plant and equipment in connection
          with acquisitions                                                    --               (523)
     Purchase of intangible assets in connection with acquisitions             --             (6,396)
                                                                           --------         --------
     Net cash used in investing activities                                   (2,764)         (12,887)
                                                                           --------         --------
FINANCING ACTIVITIES
     Net (repayments)/proceeds on capital leases                               (414)              55
     Net (repayments)/proceeds from  revolving credit facility               (4,700)          10,900
     Net repayments on senior term loans                                     (3,395)          (3,280)
                                                                           --------         --------
     Net cash (used in) provided by financing activities                     (8,509)           7,675
                                                                           --------         --------
NET (DECREASE) INCREASE IN
   CASH AND CASH EQUIVALENTS                                                   (157)           1,313
Cash and cash equivalents at beginning of period                              4,247              448
                                                                           --------         --------
Cash and cash equivalents at end of period                                 $  4,090         $  1,761
                                                                           ========         ========


See accompanying notes to the unaudited consolidated condensed financial statements.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries


                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (in thousands-unaudited)

                                                       March 31,         October 1,
                  ASSETS                                 2000               1999
                                                       ---------         ----------
CURRENT ASSETS
    Cash and cash equivalents                          $   4,090         $   4,247
    Accounts receivable, net                              39,117            49,596
    Inventories                                           60,332            52,526
    Deferred taxes                                         6,899             6,899
    Other current assets                                   1,124             1,524
                                                       ---------         ---------
Total current assets                                     111,562           114,792
Property, plant, and equipment, net                       72,646            76,225
Goodwill and other intangibles, net                       27,386            28,723
Debt issue costs, net                                      5,093             5,594
Deferred taxes                                             8,250             8,250
                                                       ---------         ---------
Total assets                                           $ 224,937         $ 233,584
                                                       =========         =========
LIABILITIES, PREFERRED STOCK AND
STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Revolving credit facility                          $  30,300         $  35,000
    Current portion of term loans                          6,447             7,700
    Current portion of capital leases                        922               885
    Accounts payable                                      14,462            13,522
    Accrued expenses                                      15,052            16,489
    Product warranty                                       3,521             3,575
    Income taxes payable                                   8,878             8,978
    Advance payments from customers                        8,393             1,736
                                                       ---------         ---------
Total current liabilities                                 87,975            87,885
Senior term loans                                         14,000            15,986
Senior subordinated notes                                100,000           100,000
Obligations under capital leases                           1,374             1,825
                                                       ---------         ---------
Total liabilities                                        203,349           205,696
                                                       ---------         ---------
SENIOR REDEEMABLE PREFERRED STOCK OF SUBSIDIARY           26,181            24,228
                                                       ---------         ---------
JUNIOR PREFERRED STOCK OF SUBSIDIARY                      17,852            16,622
                                                       ---------         ---------
Commitments and contingencies
STOCKHOLDERS' DEFICIT:
    Common stock                                              49                49
    Additional paid-in capital                            19,134            19,134
    Accumulated deficit                                  (40,497)          (31,039)
    Stockholder loans                                     (1,131)           (1,106)
                                                       ---------         ---------
Net stockholders' deficit                                (22,445)          (12,962)
                                                       ---------         ---------
Total liabilities, preferred stock and
    stockholders' deficit                              $ 224,937         $ 233,584
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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries


                             CONSOLIDATED CONDENSED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)


                                             13-Week          13-Week
                                           period ended     period ended
                                             March 31,        April 2,
                                               2000             1999
                                           ------------     ------------
 Sales                                       $ 60,340         $ 67,119
 Cost of sales                                 47,040           50,959
                                             --------         --------
 Gross profit                                  13,300           16,160
                                             --------         --------
 Operating costs and expenses:
     Research and development                   2,186            2,694
     Selling and marketing                      4,524            4,992
     General and administrative                 4,770            4,311
                                             --------         --------
 Total operating costs and expenses            11,480           11,997
                                             --------         --------
 Operating income                               1,820            4,163
 Foreign currency loss                            (90)            (283)
 Interest expense                              (4,677)          (4,445)
                                             --------         --------
 Loss before taxes                             (2,947)            (565)
 Income tax expense                               206             --
                                             --------         --------
 Net loss                                      (3,153)            (565)

Preferred dividends:
    Senior redeemable preferred stock             939              818
    Junior preferred stock                        626              545
                                             --------         --------
Net loss attributable to common stock        $ (4,718)        $ (1,928)
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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries


                             CONSOLIDATED CONDENSED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)


                                             26-Week           26-Week
                                           period ended      period ended
                                             March 31,         April 2,
                                               2000              1999
                                           ------------      ------------
 Sales                                       $ 115,330         $ 124,900
 Cost of sales                                  89,878            94,613
                                             ---------         ---------
 Gross profit                                   25,452            30,287
                                             ---------         ---------
 Operating costs and expenses:
     Research and development                    4,109             4,760
     Selling and marketing                       9,098             9,586
     General and administrative                  8,723             8,219
                                             ---------         ---------
 Total operating costs and expenses             21,930            22,565
                                             ---------         ---------
 Operating income                                3,522             7,722
 Foreign currency loss                            (170)             (441)
 Interest expense                               (9,227)           (8,851)
                                             ---------         ---------
 Loss before taxes                              (5,875)           (1,570)
 Income tax expense (benefit)                      401              (422)
                                             ---------         ---------
 Net loss                                       (6,276)           (1,148)

Preferred dividends:
    Senior redeemable preferred stock            1,846             1,608
    Junior preferred stock                       1,231             1,072
                                             ---------         ---------
Net loss attributable to common stock        $  (9,353)        $  (3,828)
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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries


                             CONSOLIDATED CONDENSED
                            STATEMENTS OF CASH FLOWS
                           (in thousands - unaudited)


                                                                           26-Week          26-Week
                                                                         period ended     period ended
                                                                           March 31,        April 2,
                                                                             2000             1999
                                                                         ------------     ------------
OPERATING ACTIVITIES
     Net cash provided by operating activities                             $ 11,116         $  6,525
                                                                           --------         --------
INVESTING ACTIVITIES
     Purchase of property, plant and equipment, net                          (2,764)          (3,977)
     Purchase of net current assets in connection with acquisitions            --             (1,991)
     Purchase of property, plant and equipment in connection
          with acquisitions                                                    --               (523)
     Purchase of intangible assets in connection with acquisitions             --             (6,396)
                                                                           --------         --------
     Net cash used in investing activities                                   (2,764)         (12,887)
                                                                           --------         --------
FINANCING ACTIVITIES
     Net (repayments)/proceeds on capital leases                               (414)              55
     Net (repayments)/proceeds from revolving credit facility                (4,700)          10,900
     Net repayments on senior term loans                                     (3,395)          (3,280)
                                                                           --------         --------
     Net cash (used in) provided by financing activities                     (8,509)           7,675
                                                                           --------         --------
NET (DECREASE) INCREASE IN
   CASH AND CASH EQUIVALENTS                                                   (157)           1,313
Cash and cash equivalents at beginning of period                              4,247              448
                                                                           ========         ========
Cash and cash equivalents at end of period                                 $  4,090         $  1,761
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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                      Power Industries Holding Corporation)


                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Communications & Power Industries, Inc. ("CPI") and Communications & Power Industries Holding Corporation ("Holding", both companies together referred to as the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted and, accordingly, these financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Company's October 1, 1999 Annual Report on Form 10-K. Management believes that these unaudited interim condensed financial statements contain all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company, and its results of operations and cash flows for the interim period presented. The results for the interim periods reported are not necessarily indicative of the results for the complete fiscal year 2000.

2.  INVENTORIES

Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:

         (Dollars in thousands)        March 31,      October 1,
                                         2000            1999
                                       ---------      ----------
         Raw materials and parts        $44,809        $39,953
         Work in process                 13,366          9,878
         Finished goods                   2,157          2,695
                                        -------        -------
         Total inventories              $60,332        $52,526
                                        =======        =======

3.  SUPPLEMENTAL CASH FLOW INFORMATIOn

Cash paid for interest was $8.6 million and $8.1 million for the 26-week period ended March 31, 2000 and April 2, 1999, respectively. Cash paid for taxes was $0.1 million and $0.5 million for the 26-week period ended March 31, 2000 and April 2, 1999, respectively.

Non-cash financing activities of CPI included the payment of preferred stock dividends on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 9,387 additional shares of its Senior Redeemable Preferred Stock and 6,258 shares of its Junior Preferred Stock, respectively during the quarter ended March 31, 2000. During the six months ended March 31, 2000, CPI paid preferred stock dividends on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 18,456 additional shares of its Senior Redeemable Preferred Stock and 12,304 shares of its Junior Preferred Stock, respectively.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                      Power Industries Holding Corporation)


4.  SEGMENTS AND RELATED INFORMATION

The Company has two reportable segments: vacuum electronic devices ("VEDs") and satcom equipment. The CEO, identified as the Chief Operating Decision Maker, evaluates performance and allocates resources based on the Company's principle performance measure, earnings before income taxes, interest, depreciation and amortization ("EBITDA").

Summarized financial information concerning the Company's reportable segments is shown in the following table. Included in the "Other" column is financial information for the Company's Solid State Products Division, which did not meet the quantitative thresholds of SFAS 131, and certain unallocated corporate-level operating expenses. Intersegment product transfers are recorded at cost.


               (Dollars in thousands)
                                                           Satcom
                13-Week Period Ended           VED's      Equipment      Other         Total
         -------------------------------------------------------------------------------------
         March 31, 2000:
         Revenues from external customers     $ 46,513     $ 12,638     $  1,189      $ 60,340
         Intersegment product transfers          1,921         --            228         2,149
         EBITDA                                  6,593          272       (1,206)        5,659

         April 2, 1999:
         Revenues from external customers       48,108       15,822        3,189        67,119
         Intersegment product transfers          4,121         --            720         4,841
         EBITDA                                  6,536          853         (146)        7,243

                                                           Satcom
                 26-Week Period Ended           VED's     Equipment      Other          Total
         -------------------------------------------------------------------------------------
         March 31, 2000:
         Revenues from external customers     $ 87,654     $ 24,693     $  2,983      $115,330
         Intersegment product transfers          4,509         --            407         4,916
         EBITDA                                 12,171          766       (1,901)       11,036

         April 2, 1999:
         Revenues from external customers     $ 89,976       31,026        3,898      $124,900
         Intersegment product transfers          7,422         --            720         8,142
         EBITDA                                 12,888        2,147         (999)       14,036

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                      Power Industries Holding Corporation)


A reconciliation of EBITDA from reportable segments to Loss before Taxes is as follows:


                                       13-Week Period Ended              26-Week Period Ended
                                     -----------------------------------------------------------
     (Dollars in thousands)          March 31,        April 2,         March 31,        April 2,
                                       2000             1999             2000             1999
                                     -----------------------------------------------------------
Segment EBITDA                       $  5,659         $  7,243         $ 11,036         $ 14,036
Less:
Depreciation and amortization           3,929            3,316            7,684            6,615
Other                                    --                 47             --                140
Interest expense                        4,677            4,445            9,227            8,851
                                     -----------------------------------------------------------
Loss before taxes                    $ (2,947)        $   (565)        $ (5,875)        $ (1,570)
                                     ===========================================================


5.  STOCK SPLIT AND STOCK OPTION DISCLOSURE

In March 2000, the Board of Directors approved an increase in the number of common shares authorized to 6,500,000 and a twenty-five (25) for one (1) stock split on all of its issued and outstanding shares of Common Stock. The Board of Directors also approved the adoption of the 2000 Stock Option Plan ("the Plan"). The number of shares of Common Stock that will be reserved for issuance under the Plan is 250,000. There were no stock options outstanding as of March 31, 2000. Prior year statements have been restated to give affect to the stock split. This section on stock split and stock options applies only to Holding.

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

Orders during the second quarter of Fiscal 2000 were $84.3 million as compared to $63.5 million for the second quarter of Fiscal 1999. This increase of $20.8 million, or 32.7%, was due primarily to the Company's participation in the terrestrial wireless portion of the XM Radio satellite service, which will provide digital-quality audio programming across the United States. This new business opportunity generated an order for $14.0 million in the second quarter of Fiscal 2000 with delivery scheduled to start in the fourth quarter of this fiscal year. Orders for the first six months of Fiscal 2000 were $145.9 million as compared to $115.1 million during the same time period in Fiscal 1999. This increase of $30.8 million, or 26.7%, was due to higher demand for products in five of the Company's six markets. Communications increased by $16.7 million, or 38.4%, primarily due to the XM Radio opportunity. Radar, medical, electronic countermeasures and industrial orders also increased by $8.2 million, $3.8 million. $2.4 million and $2.2 million, respectively. Orders for products sold to the scientific market declined modestly by $2.6 million. Overall, incoming order levels fluctuate significantly on a quarterly basis and a particular quarter's order rate may not be indicative of future order levels. In addition, the Company's sales are highly dependent upon manufacturing scheduling, performance and shipments and, accordingly, it is not possible to accurately predict when these orders will be recognized as sales.

As of March 31, 2000, the Company had order backlog of $175.2 million, representing approximately eight months of sales, compared to order backlog of $152.8 million, or approximately seven months of sales, as of April 2, 1999. Order backlog increased during the first six months of Fiscal 2000 by $28.8 million from $146.4 million at the end of Fiscal 1999 reflecting the increase in orders mentioned above.

Sales for the second quarter of Fiscal 2000 were $60.3 million, a decrease of $6.8 million, or 10.1%, compared to $67.1 million for the same period in Fiscal 1999. This decrease was anticipated by the Company based on the release of new products and the timing of order receipts that have customer-defined delivery schedules that are more heavily weighted in the third and fourth quarters of Fiscal 2000. In other words, low backlog entering Fiscal 2000 (since improved by strong order receipts as described above) resulted in the lower sales performance for the first and second quarters of the year. Rapidly improving backlog is expected to result in higher sales in the third and fourth quarters. Sales for the second quarter did increase $5.3 million, or 9.7%, from the $55.0 million reported in the first quarter of Fiscal 2000. Sales for the first six months of Fiscal 2000 were $115.3 million compared to $124.9 million for the first six months of Fiscal 1999, a decrease of $9.6 million, or 7.7%, due to a planned

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                      Power Industries Holding Corporation)


facility shutdown in the first quarter of Fiscal 2000 and due to customer-defined delivery schedules mentioned above. In terms of markets, sales for the first six months to the communications, medical and scientific markets were down by $7.9 million, $1.8 million and $1.1 million, respectively, primarily due to the timing of order receipts. This was partially offset by products sold into the radar, electronic countermeasures and industrial markets that collectively increased by $1.3 million.

Gross profit for the second quarter of Fiscal 2000 was $13.3 million, or 22.0% of sales, which was consistent with the margin percentage of the first quarter of Fiscal 2000 but was down $2.9 million compared to gross profit of $16.2 million (24.1% of sales) generated in the second quarter of Fiscal 1999. Gross profit for the first six months of Fiscal 2000 was $25.5 million, or 22.1% of sales compared to $30.3 million, or 24.2% of sales, during the first six months of Fiscal 1999. This decrease of $4.8 million was primarily attributable to lower volume and shifts in product mix.

Operating costs and expenses were $11.5 million, or 19.0% of sales, for the second quarter of Fiscal 2000 as compared to $12.0 million, or 17.9% of sales, for the second quarter of Fiscal 1999. Operating costs and expenses for the first six months of Fiscal 2000 were $21.9 million, or 19.0% of sales, compared to $22.6 million, or 18.1% of sales, for the first six months of Fiscal 1999. This decrease of $0.7 million was attributable to lower research and development costs now that the Company has put its new Gen IV amplifier product line into production and lower third party commissions related to lower sales volume. These reductions were partially offset by higher general and administrative expenses related to information system enhancements.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA")(1) for the second quarter of Fiscal 2000 were $5.7 million, or 9.4% of sales, compared to $7.2 million, or 10.8% of sales, for the second quarter of Fiscal 1999. EBITDA for the first six months of Fiscal 2000 was $11.0 million, or 9.6% of sales, compared to $14.0 million, or 11.2% of sales, for the same time period in Fiscal 1999. This decrease in EBITDA of $1.5 million for the second quarter and $3.0 million for the first six months was primarily due to lower sales volume and shifts in product mix partially offset by lower operating costs and expenses.



FINANCIAL CONDITION

Cash flows provided by operating activities for the first six months of Fiscal 2000 were $11.1 million, an increase of approximately $4.6 million from the $6.5 million provided by operating activities during the first six months of Fiscal 1999. This increase was due primarily to a $5.9 million increase in advanced payments from customers related to the increase in order receipts partially offset by higher net losses in the first six months of Fiscal 2000.

Investing activities decreased cash by $2.8 million in the first six months of Fiscal 2000 compared to $12.8 million in the first six months of Fiscal 1999. This decrease of $10.0 million was primarily related


----------

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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                      Power Industries Holding Corporation)


to the fact that Fiscal 1999 was impacted by the Company's $8.9 million acquisition of its Solid State Products Division. Capital expenditures have also been reduced by $1.2 million during the first six months of Fiscal 2000 but capital expenditures are anticipated to return to Fiscal 1999 spending levels in the second half of the year when sales volumes are also expected to increase.

The Company's primary source of liquidity, other than funds generated from operations, is the $45.0 million revolving credit facility provided under its senior credit agreement (of which $10.8 million was available as of March 31, 2000). In the six months of Fiscal 2000, the Company reduced its borrowing under this facility by $4.7 million and also repaid $3.1 million of term loans and $0.4 million of its debt related to capital leases. Management believes that the Company will have adequate capital resources and liquidity (including cash flow from operations and borrowing under its revolving credit facility) to meet its obligations, fund all required capital expenditures and pursue its business strategy for the foreseeable future and, in any event, for the next nine months. The Company's Senior Credit Agreement is scheduled to terminate on January 1, 2001 but management anticipates extending this agreement or replacing it before the end of Fiscal 2000.

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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                 (A wholly owned subsidiary of Communications &
                     Power Industries Holding Corporation)


PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2:  CHANGES IN SECURITIES

In March 2000, the Board of Directors approved an increase in the number of common shares authorized from 400,000 to 6,500,000 and a twenty-five (25) for one (1) stock split on all of its issued and outstanding shares of Common Stock. This increase in shares and stock split applies only to Communication & Power Industries Holding Corporation.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are being filed as part of this report:

          27.1      Financial Data Schedule (Communications & Power Industries,
                    Inc.)

          27.2      Financial Data Schedule (Communications & Power Industries
                    Holding Corporation)

(b) Reports on Form 8-K:

    No reports were filed on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          COMMUNICATIONS & POWER INDUSTRIES, INC.

                          By:                  /s/ Bart F. Petrini
                             ---------------------------------------------------
                                                Bart F. Petrini
                                     Chief Executive Officer and President
                                              Date:  May 10, 2000

                          By:                   /s/ Lynn E. Harvey
                             ---------------------------------------------------
                                                Lynn E. Harvey
                               Chief Financial Officer, Treasurer and Secretary
                                 (Principal Financial and Accounting Officer)
                                             Date:  May 10, 2000

                               INDEX TO EXHIBITS


Exhibit
Number              Description
------              -----------
27.1                Financial Data Schedule (Communications & Power Industries,
                    Inc.)

27.2                Financial Data Schedule (Communications & Power Industries
                    Holding Corporation)