Form 10-Q
period 2000-06-30
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORP; COMMUNICATIONS & POWER INDUSTRIES INC
filed 2000-08-14
CIK 1000654, 1000564

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from _____________ to ____________


        Commission File Number: 33-96858-01                Commission File Number: 33-96858

         COMMUNICATIONS & POWER INDUSTRIES                      COMMUNICATIONS & POWER
                HOLDING CORPORATION                                INDUSTRIES, INC.
           (Exact name of registrant as                      (Exact name of registrant as
             specified in its charter)                        specified in its charter)

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
    (Address, including zip code, and telephone       (Address, including zip code, and telephone
    number, including area code, of registrant's      number, including area code, of registrant's
           principal executive offices)                      principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the Registrant's classes of Common Stock, as of the latest practicable date: COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION: 4,908,172 SHARES OF COMMON STOCK, $.01 PAR VALUE, AT JUNE 30, 2000. COMMUNICATIONS & POWER INDUSTRIES, INC.: 1 SHARE OF COMMON STOCK, $.01 PAR VALUE, AT JUNE 30, 2000.


================================================================================

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                  (A wholly owned subsidiary of Communications
                    & Power Industries Holding Corporation)


PART 1:    FINANCIAL INFORMATION

     COMMUNICATIONS & POWER INDUSTRIES, INC.
        Consolidated Condensed Balance Sheets, June 30, 2000 and October 1, 1999...   2

        Consolidated Condensed Statements of Operations, 13-week period ended
        June 30, 2000 and 13-week period ended July 2, 1999........................   3

        Consolidated Condensed Statements of Operations, 39-week period ended
        June 30, 2000 and 39-week period ended July 2, 1999........................   4

        Consolidated Condensed Statements of Cash Flows, 39-week period ended
        June 30, 2000 and 39-week period ended July 2, 1999........................   5

     COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION

        Consolidated Condensed Balance Sheets, June 30, 2000 and October 1, 1999...   6

        Consolidated Condensed Statements of Operations, 13-week period ended
        June 30, 2000 and 13-week period ended July 2, 1999........................   7

        Consolidated Condensed Statements of Operations, 39-week period ended
        June 30, 2000 and 39-week period ended July 2, 1999........................   8

        Consolidated Condensed Statements of Cash Flows, 39-week period ended
        June 30, 2000 and 39-week period ended July 2, 1999........................   9

        Notes to Consolidated Condensed Financial Statements.......................  10

        Management's Discussion and Analysis of Financial Condition and Results
        of Operations..............................................................  13

PART II:   OTHER INFORMATION

        Other Information .........................................................  16

SIGNATURES.........................................................................  17

================================================================================

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                  (A wholly owned subsidiary of Communications
                    & Power Industries Holding Corporation)


                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (in thousands-unaudited)


                                                   June 30,      October 1,
                     ASSETS                          2000           1999
                                                  ---------      ----------
CURRENT ASSETS
    Cash and cash equivalents                     $   3,022       $   4,247
    Accounts receivable, net                         47,274          49,596
    Inventories                                      62,727          52,526
    Deferred taxes                                    6,899           6,899
    Other current assets                              1,458           1,524
                                                  ---------       ---------
Total current assets                                121,380         114,792
Property, plant, and equipment, net                  71,141          76,225
Goodwill and other intangibles, net                  26,718          28,723
Debt issue costs, net                                 4,853           5,594
Deferred taxes                                        8,250           8,250
                                                  ---------       ---------
Total assets                                      $ 232,342       $ 233,584
                                                  =========       =========
           LIABILITIES, REDEEMABLE
         PREFERRED STOCK AND EQUITY

CURRENT LIABILITIES
    Revolving credit facility                     $  35,000       $  35,000
    Current portion of term loans                     6,996           7,700
    Current portion of capital leases                   941             885
    Accounts payable                                 15,310          13,522
    Accrued expenses                                 19,803          16,489
    Product warranty                                  3,250           3,575
    Income taxes payable                              9,283           8,978
    Advance payments from customers                   7,633           1,736
                                                  ---------       ---------
Total current liabilities                            98,216          87,885
Senior term loans                                    12,000          15,986
Senior subordinated notes                           100,000         100,000
Obligations under capital leases                      1,137           1,825
                                                  ---------       ---------
Total liabilities                                   211,353         205,696
                                                  ---------       ---------
SENIOR REDEEMABLE PREFERRED STOCK                    27,206          24,228
                                                  ---------       ---------
Commitments and contingencies
STOCKHOLDERS' (DEFICIT) EQUITY:
    Junior preferred stock                                1               1
    Common stock                                          -               -
    Additional paid-in capital                       37,659          35,804
    Accumulated deficit                             (42,756)        (31,039)
    Stockholder loans                                (1,121)         (1,106)
                                                  ---------       ---------
Net stockholders' (deficit) equity                   (6,217)          3,660
                                                  ---------       ---------
Total liabilities, senior redeemable
    preferred stock and stockholders' equity      $ 232,342       $ 233,584
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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                  (A wholly owned subsidiary of Communications
                    & Power Industries Holding Corporation)


                             CONSOLIDATED CONDENSED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)


                                           13-Week         13-Week
                                         period ended    period ended
                                           June 30,         July 2,
                                             2000            1999
                                         ------------    ------------
Sales                                      $ 66,367        $ 62,292
Cost of sales                                49,894          54,034
                                           --------        --------
Gross profit                                 16,473           8,258
                                           --------        --------
Operating costs and expenses:
   Research and development                   2,476           2,332
   Selling and marketing                      4,737           4,987
    General and administrative                4,876           6,012
                                           --------        --------
Total operating costs and expenses           12,089          13,331
                                           --------        --------
Operating income (loss)                       4,384          (5,073)
Foreign currency loss                          (119)           (203)
Interest expense                             (4,681)         (4,386)
                                           --------        --------
Loss before taxes                              (416)         (9,662)
Income tax expense                              170             422
                                           --------        --------
Net loss                                       (586)        (10,084)

Preferred dividends:
    Senior redeemable preferred stock           972             847
    Junior preferred stock                      648             565
                                           --------        --------
Net loss attributable to common stock      $ (2,206)       $(11,496)
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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                  (A wholly owned subsidiary of Communications
                    & Power Industries Holding Corporation)


                             CONSOLIDATED CONDENSED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)


                                              39-Week           39-Week
                                           period ended      period ended
                                             June 30,           July 2,
                                               2000              1999
                                             ---------         ---------
Sales                                        $ 181,697         $ 187,192
Cost of sales                                  139,772           148,647
                                             ---------         ---------
Gross profit                                    41,925            38,545
                                             ---------         ---------
Operating costs and expenses:
    Research and development                     6,585             7,092
    Selling and marketing                       13,835            14,573
    General and administrative                  13,599            14,231
                                             ---------         ---------
Total operating costs and expenses              34,019            35,896
                                             ---------         ---------
Operating income                                 7,906             2,649
Foreign currency loss                             (289)             (644)
Interest expense                               (13,908)          (13,237)
                                             ---------         ---------
Loss before taxes                               (6,291)          (11,232)
Income tax expense                                 571                 -
                                             ---------         ---------
Net loss                                        (6,862)          (11,232)

Preferred dividends:
   Senior redeemable preferred stock             2,818             2,455
   Junior preferred stock                        1,879             1,637
                                             ---------         ---------
Net loss attributable to common stock        $ (11,559)        $ (15,324)
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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                  (A wholly owned subsidiary of Communications
                    & Power Industries Holding Corporation)


                             CONSOLIDATED CONDENSED
                            STATEMENTS OF CASH FLOWS
                           (in thousands - unaudited)


                                                                         39-Week         39-Week
                                                                       period ended    period ended
                                                                         June 30,        July 2,
                                                                           2000           1999
                                                                         --------       --------
OPERATING ACTIVITIES
     Net cash provided by operating activities                           $  8,958       $  7,801
                                                                         --------       --------
INVESTING ACTIVITIES
     Proceeds from sale of property, plant and equipment                        -             13
     Purchase of property, plant and equipment, net                        (4,604)        (6,582)
     Purchase of net current assets in connection with acquisitions             -         (1,991)
     Purchase of property, plant and equipment in connection
          with acquisitions                                                     -           (523)
     Purchase of intangible assets in connection with acquisitions              -         (6,396)
                                                                         --------       --------
     Net cash used in investing activities                                 (4,604)       (15,479)
                                                                         --------       --------
FINANCING ACTIVITIES
     Net repayments on capital leases                                        (632)           (99)
     Net proceeds from  revolving credit facility                               -         19,200
     Net repayments on senior term loans                                   (4,944)        (4,830)
     Net Proceeds from stockholder loans                                       20              -
     Purchase of treasury stock                                               (23)             -
                                                                         --------       --------
     Net cash (used in) provided by financing activities                   (5,579)        14,271
                                                                         --------       --------
NET (DECREASE) INCREASE IN
   CASH AND CASH EQUIVALENTS                                               (1,225)         6,593
Cash and cash equivalents at beginning of period                            4,247            448
                                                                         --------       --------
Cash and cash equivalents at end of period                               $  3,022       $  7,041
                                                                         ========       ========



See accompanying notes to the unaudited consolidated condensed financial statements.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries


                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (in thousands-unaudited)


                                                     June 30,        October 1,
                  ASSETS                                2000            1999
                                                     ---------       ---------
CURRENT ASSETS
    Cash and cash equivalents                        $   3,022       $   4,247
    Accounts receivable, net                            47,274          49,596
    Inventories                                         62,727          52,526
    Deferred taxes                                       6,899           6,899
    Other current assets                                 1,458           1,524
                                                     ---------       ---------
Total current assets                                   121,380         114,792
Property, plant, and equipment, net                     71,141          76,225
Goodwill and other intangibles, net                     26,718          28,723
Debt issue costs, net                                    4,853           5,594
Deferred taxes                                           8,250           8,250
                                                     ---------       ---------
Total assets                                         $ 232,342       $ 233,584
                                                     =========       =========
LIABILITIES, PREFERRED STOCK AND
STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Revolving credit facility                        $  35,000       $  35,000
    Current portion of term loans                        6,996           7,700
    Current portion of capital leases                      941             885
    Accounts payable                                    15,310          13,522
    Accrued expenses                                    19,803          16,489
    Product warranty                                     3,250           3,575
    Income taxes payable                                 9,283           8,978
    Advance payments from customers                      7,633           1,736
                                                     ---------       ---------
Total current liabilities                               98,216          87,885
Senior term loans                                       12,000          15,986
Senior subordinated notes                              100,000         100,000
Obligations under capital leases                         1,137           1,825
                                                     ---------       ---------
Total liabilities                                      211,353         205,696
                                                     ---------       ---------
SENIOR REDEEMABLE PREFERRED STOCK OF SUBSIDIARY         27,206          24,228
                                                     ---------       ---------
JUNIOR PREFERRED STOCK OF SUBSIDIARY                    18,500          16,622
                                                     ---------       ---------
Commitments and contingencies
STOCKHOLDERS' DEFICIT:
    Common stock                                            49              49
    Additional paid-in capital                          19,111          19,134
    Accumulated deficit                                (42,756)        (31,039)
    Stockholder loans                                   (1,121)         (1,106)
                                                     ---------       ---------
Net stockholders' deficit                              (24,717)        (12,962)
                                                     ---------       ---------
Total liabilities, preferred stock and
    stockholders' deficit                            $ 232,342       $ 233,584
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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries


                             CONSOLIDATED CONDENSED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)


                                            13-Week         13-Week
                                          period ended   period ended
                                            June 30,       July 2,
                                             2000           1999
                                         -------------   ------------
Sales                                      $ 66,367       $ 62,292
Cost of sales                                49,894         54,034
                                           --------       --------
Gross profit                                 16,473          8,258
                                           --------       --------
Operating costs and expenses:
     Research and development                 2,476          2,332
     Selling and marketing                    4,737          4,987
     General and administrative               4,876          6,012
                                           --------       --------
Total operating costs and expenses           12,089         13,331
                                           --------       --------
Operating income (loss)                       4,384         (5,073)
Foreign currency loss                          (119)          (203)
Interest expense                             (4,681)        (4,386)
                                           --------       --------
Loss before taxes                              (416)        (9,662)
Income tax expense                              170            422
                                           --------       --------
Net loss                                       (586)       (10,084)

Preferred dividends:
    Senior redeemable preferred stock           972            847
    Junior preferred stock                      648            565
                                           --------       --------
Net loss attributable to common stock      $ (2,206)      $(11,496)
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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries


                             CONSOLIDATED CONDENSED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)


                                            39-Week         39-Week
                                          period ended    period ended
                                            June 30,        July 2,
                                             2000            1999
                                          ------------    ------------
Sales                                      $ 181,697       $ 187,192
Cost of sales                                139,772         148,647
                                           ---------       ---------
Gross profit                                  41,925          38,545
                                           ---------       ---------
Operating costs and expenses:
     Research and development                  6,585           7,092
     Selling and marketing                    13,835          14,573
     General and administrative               13,599          14,231
                                           ---------       ---------
Total operating costs and expenses            34,019          35,896
                                           ---------       ---------
Operating income                               7,906           2,649
Foreign currency loss                           (289)           (644)
Interest expense                             (13,908)        (13,237)
                                           ---------       ---------
Loss before taxes                             (6,291)        (11,232)
Income tax expense                               571               -
                                           ---------       ---------
Net loss                                      (6,862)        (11,232)

Preferred dividends:
    Senior redeemable preferred stock          2,818           2,455
    Junior preferred stock                     1,879           1,637
                                           ---------       ---------
Net loss attributable to common stock      $ (11,559)      $ (15,324)
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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                             CONSOLIDATED CONDENSED
                            STATEMENTS OF CASH FLOWS
                           (in thousands - unaudited)


                                                                       39-Week        39-Week
                                                                     period ended   period ended
                                                                       June 30,        July 2,
                                                                         2000           1999
                                                                       --------       --------
OPERATING ACTIVITIES
   Net cash provided by operating activities                           $  8,958       $  7,801
                                                                       --------       --------
   Proceeds from sale of property, plant and equipment                        -             13
   Purchase of property, plant and equipment, net                        (4,604)        (6,582)
   Purchase of net current assets in connection with acquisitions             -         (1,991)
   Purchase of property, plant and equipment in connection
        with acquisitions                                                     -           (523)
   Purchase of intangible assets in connection with acquisitions              -         (6,396)
                                                                       --------       --------
   Net cash used in investing activities                                 (4,604)       (15,479)
                                                                       --------       --------
FINANCING ACTIVITIES
   Net repayments on capital leases                                        (632)           (99)
   Net proceeds from revolving credit facility                                -         19,200
   Net repayments on senior term loans                                   (4,944)        (4,830)
   Net Proceeds from stockholder loans                                       20              -
   Purchase of treasury stock                                               (23)             -
                                                                       --------       --------
   Net cash (used in) provided by financing activities                   (5,579)        14,271
                                                                       --------       --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (1,225)         6,593
Cash and cash equivalents at beginning of period                          4,247            448
                                                                       --------       --------
Cash and cash equivalents at end of period                             $  3,022       $  7,041
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

2. INVENTORIES

Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:

     (Dollars in thousands)              June 30,    October 1,
                                           2000         1999
                                         -------      -------
Raw materials and parts                  $46,108      $39,953
Work in process                           13,934        9,878
Finished goods                             2,685        2,695
                                         -------      -------
Total inventories                        $62,757      $52,526
                                         =======      =======



3. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $9.9 million and $9.3 million for the 39-week period ended June 30, 2000 and July 2, 1999, respectively. Cash paid for taxes were $(0.06) million and $1.6 million for the 39-week period ended June 30, 2000 and July 2, 1999, respectively.

Non-cash financing activities of CPI included the payment of preferred stock dividends on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 9,715 additional shares of its Senior Redeemable Preferred Stock and 6,477 shares of its Junior Preferred Stock, respectively during the quarter ended June 30, 2000. During the nine months ended June 30, 2000, CPI paid preferred stock dividends on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 28,171 additional shares of its Senior Redeemable Preferred Stock and 18,781 shares of its Junior Preferred Stock, respectively.

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


     (Dollars in thousands)

                                                      Satcom
      13-Week Period Ended               VED's       Equipment         Other            Total
----------------------------------------------------------------------------------------------
June 30, 2000:
Revenues from external customers      $  51,448      $  12,900       $   2,019       $  66,367
Intersegment product transfers            2,730              -             404           3,134

EBITDA                                    9,401           (932)           (197)          8,272

July 2, 1999:
Revenues from external customers         45,911         14,222           2,159          62,292
Intersegment product transfers            4,332              -             528           4,860
EBITDA                                    1,285           (249)         (2,844)         (1,808)


                                                      Satcom
      39-Week Period Ended               VED's       Equipment         Other            Total
----------------------------------------------------------------------------------------------
June 30, 2000:
Revenues from external customers      $ 139,102      $  37,593       $   5,002       $ 181,697
Intersegment product transfers            7,239              -             811           8,050
EBITDA                                   21,572           (166)         (2,098)         19,308

July 2, 1999:
Revenues from external customers      $ 135,816         45,248           6,128       $ 187,192
Intersegment product transfers           11,754              -           1,248          13,002
EBITDA                                   14,173          1,898          (3,843)         12,228

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                  (A wholly owned subsidiary of Communications
                    & Power Industries Holding Corporation)


A reconciliation of EBITDA from reportable segments to Loss before Taxes is as follows:


                                        13-Week Period Ended            39-Week Period Ended
                                   -----------------------------  ------------------------------
       (Dollars in thousands)       June 30, 2000   July 2, 1999   June 30, 2000    July 2, 1999
                                   --------------  -------------  ---------------  -------------
Segment EBITDA                       $  8,272        $ (1,808)       $ 19,308         $ 12,228
Less:
Depreciation and amortization           4,007           3,468          11,691           10,083
Other                                       -               -               -              140
Interest expense                        4,681           4,386          13,908           13,237
                                     --------        --------        --------         --------
Loss before taxes                    $   (416)       $ (9,662)       $ (6,291)        $(11,232)
                                     ========        ========        ========         ========


5. STOCK SPLIT AND STOCK OPTION DISCLOSURE

In March 2000, the Board of Directors approved an increase in the number of common shares authorized to 6,500,000 and a twenty-five (25) for one (1) stock split on all of its issued and outstanding shares of Common Stock. The Board of Directors also approved the adoption of the 2000 Stock Option Plan ("the Plan"). The number of shares of Common Stock that will be reserved for issuance under the Plan is 250,000. There were no stock options outstanding as of June 30, 2000. Prior year statements have been restated to give affect to the stock split. This section on stock split and stock options applies only to Holding.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                  (A wholly owned subsidiary of Communications
                    & Power Industries Holding Corporation)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company serves the communications, radar, electronic countermeasures, industrial, medical and scientific markets. In addition, the Company divides the communications market into applications for ground-based satellite uplinks for military and commercial uses ("satcom") and broadcast sectors. The Company defines and discusses its orders and sales trends by the end markets to more clearly relate its business to outside investors. Internally, however, the Company is organized into six operating units that are differentiated based on products. Four of these operating units comprise the Company's vacuum electronic device ("VED") segment. The Company also has a satellite communications equipment segment and a solid state products segment. Segment data is included in Note 4 of the Notes to Consolidated Condensed Financial Statements.

Orders during the third quarter of Fiscal 2000 were $55.8 million as compared to $65.6 million for the third quarter of Fiscal 1999. This decline of $9.8 million for the quarter was due to the timing of order receipts, with much higher orders being received earlier in this fiscal year, rather than a specific change in the market. Orders for the first nine months of Fiscal 2000 of $201.7 million as compared to $180.7 million during the same time period in Fiscal 1999, reflect a higher demand for products in five of the Company's six markets. Communications orders increased by $13.6 million, or 19.3%, primarily due to the Company's participation in the terrestrial wireless portion of the XM Radio satellite service, which will provide digital-quality audio programming across the United States. Medical, radar, electronic countermeasures and industrial orders also increased by $4.0 million, $3.0 million, $1.8 million and $1.0 million, respectively. Orders for products sold to the scientific market declined by $2.4 million. Overall, incoming order levels fluctuate significantly on a quarterly basis and a particular quarter's order rate may not be indicative of future order levels. In addition, the Company's sales are highly dependent upon manufacturing scheduling, performance and shipments and, accordingly, it is not possible to accurately predict when these orders will be recognized as sales.

As of June 30, 2000, the Company had an order backlog of $164.8 million, representing approximately eight months of sales, compared to order backlog of $156.5 million, or approximately seven months of sales, as of July 2, 1999. Order backlog increased during the first nine months of Fiscal 2000 by $20.4 million from $146.4 million at the end of Fiscal 1999, reflecting the increase in orders mentioned above.

Sales for the third quarter of Fiscal 2000 were $66.4 million, an increase of $4.1 million, or 6.5%, compared to $62.3 million for the same period in Fiscal 1999. This increase reflects the Company's expectation for higher sales in the second half of this fiscal year due to improved backlog levels, customer-defined delivery schedules and the transition of new communications products from development to production. Sales for the first nine months of Fiscal 2000 were $181.7 million compared to $187.2 million for the first nine months of Fiscal 1999. This reflects a decline of $5.5 million, or 2.9%, primarily due to the roll out of new product to the Company's communications market that has delayed sales into the latter part of the fiscal year. Sales for the first nine months to the communications market were down by $10.8 million; however, as the order receipts trend mentioned above indicates, this decline is not expected to continue. The Company also experienced some decline in its scientific and medical markets during the first nine months of Fiscal 2000 of $2.4 million and $0.7 million,

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                  (A wholly owned subsidiary of Communications
                    & Power Industries Holding Corporation)

respectively. Sales of scientific product declined due to lower order receipts and the sporadic nature of product demand for energy research and the sales of medical product, although much stronger in the third quarter, fell slightly behind the same period last year due to specific customer delivery schedules. Demand for the Company's products in its other three markets significantly improved in the third quarter and resulted in nine months sales that were $8.4 million above the same period last year. These markets include radar with increased sales of $5.0 million, electronic countermeasures with increased sales of $2.5 million and industrial with increased sales of $0.9 million.

Gross profit for the third quarter of Fiscal 2000 was $16.5 million, or 24.8% of sales, compared to $8.3 million, or 13.3% of sales, for the third quarter of Fiscal 1999. Gross profit for the first nine months of Fiscal 2000 was $41.9 million, or 23.1% of sales, compared to $38.5 million, or 20.6% of sales, during the first nine months of Fiscal 1999. This improvement was primarily due the fact that Fiscal 2000 was not impacted by changes in management and corresponding one-time charges of $6.0 million that unfavorably impacted gross profit in Fiscal 1999. Excluding this $6.0 million charge from the third quarter of Fiscal 1999, gross profit improved for the third quarter of Fiscal 2000 by $2.2 million, or 15.5%, due to higher volume that more than offset higher overhead costs related to new satcom products being transitioned out of development. Excluding this charge from the first nine months of Fiscal 1999, gross profit declined for the first nine months of Fiscal 2000 by $2.6 million, or 5.9%, due to higher depreciation costs of $1.1 million and higher overhead costs related to new products.

Operating costs and expenses were $12.1 million, or 18.2% of sales, for the third quarter of Fiscal 2000 as compared to $13.3 million, or 21.4% of sales, for the third quarter of Fiscal 1999. Operating costs and expenses for the first nine months of Fiscal 2000 were $34.0 million, or 18.7% of sales, compared to $35.9 million, or 19.2% of sales, for the first nine months of Fiscal 1999. Again, this improvement was primarily due to the fact that Fiscal 2000 was not impacted by changes in management and corresponding one-time charges of $1.6 million that unfavorably impacted operating costs and expenses in Fiscal 1999. Excluding this $1.6 million charge from the third quarter of Fiscal 1999, operating costs and expenses for the third quarter of Fiscal 2000 actually increased by $0.4 million primarily due to slightly higher administrative costs and research and development costs of $0.5 million and $0.1 million, respectively, partially offset by lower marketing costs of $0.2 million. Excluding this charge from the first nine months of Fiscal 1999, operating costs and expenses declined for the first nine months of Fiscal 2000 by $0.3 million due to lower research and development and lower marketing costs of $1.2 million partially offset by higher depreciation costs of $0.5 million and higher administrative spending of $0.4 million.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA")(1) for the third quarter of Fiscal 2000 were $8.3 million, or 12.5% of sales, compared to a loss of $1.8 million, or (2.9%) of sales, for the third quarter of Fiscal 1999. Adjusting Fiscal 1999 EBITDA to exclude the one-time charges mentioned above, EBITDA for the third quarter of Fiscal 2000 improved by $2.5 million from the adjusted EBITDA for the third quarter of Fiscal 1999 of $5.8 million, or 9.3% of sales, primarily due to higher volume and cost control measures put into place. EBITDA for the first nine months of Fiscal


--------
(1) EBITDA is presented because some investors may use it as a financial indicator of the ability to service or incur indebtedness. EBITDA should not be considered as an alternative to net earnings (loss), as a measure of operating results, cash flows or liquidity.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
                  (A wholly owned subsidiary of Communications
                    & Power Industries Holding Corporation)


2000 was $19.3 million, or 10.6% of sales, consistent with adjusted EBITDA of $19.8 million for the first nine months of Fiscal 1999, also approximately 10.6% of sales. Overall, in the first nine months of Fiscal 2000, the Company has been able to offset the impact of lower sales and higher costs associated with the roll out of its new satcom products by improved performance in its other product lines and by cost control measures throughout the organization.


FINANCIAL CONDITION

Cash flows provided by operating activities for the first nine months of Fiscal 2000 were $9.0 million, an increase of $1.2 million from the $7.8 million provided by operating activities during the first nine months of Fiscal 1999. This increase was due to a higher level of net earnings, excluding the non-cash impact of depreciation and amortization, partially offset by a higher level of working capital. Working capital has increased during Fiscal 2000 primarily due to higher inventory levels required to meet future customer demand. Inventory has increased by $10.2 million from the beginning of the fiscal year but has been partially offset by advanced payments from customers that have also increased by $5.9 million and by accounts payable levels that have increased by $1.8 million.

Investing activities decreased cash by $4.6 million in the first nine months of Fiscal 2000 compared to $15.5 million in the first nine months of Fiscal 1999. This decrease of $10.9 million was primarily related to the fact that Fiscal 1999 was impacted by the Company's $8.9 million acquisition of its Solid State Products Division. Capital expenditures have also been reduced by $2.0 million during the first nine months of Fiscal 2000. The Company currently anticipates that capital expenditure requirements during the last three months of Fiscal 2000 will be similar to the amount spent in the last three months of Fiscal 1999, approximately $2.0 million, thus allowing it to maintain this lower level of investing activity year over year.

The Company's primary source of liquidity, other than funds generated from operations, is the $45.0 million revolving credit facility provided under its senior credit agreement (of which $6.0 million was available as of June 30, 2000). In the nine months of Fiscal 2000, the Company has maintained its level of borrowing under this facility but has repaid $4.7 million of term loans and $0.6 million of its debt related to capital leases. Management believes that the Company will have adequate capital resources and liquidity (including cash flow from operations and borrowing under its revolving credit facility) to meet its obligations, fund all required capital expenditures and pursue its business strategy for the foreseeable future and, in any event, for the next six months. The Company's Senior Credit Agreement is scheduled to terminate on January 1, 2001 but management anticipates extending this agreement or replacing it before the end of the calendar year.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibits are being filed as part of this report:

        27.1   Financial Data Schedule (Communications & Power Industries, Inc.)

        27.2 Financial Data Schedule (Communications & Power Industries Holding Corporation)

(b)  Reports on Form 8-K:

     No reports were filed on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         COMMUNICATIONS & POWER INDUSTRIES, INC.

                         By:                  /s/ Bart F. Petrini
                             ---------------------------------------------------
                                               Bart F. Petrini
                                    Chief Executive Officer and President
                                           Date:  August 11, 2000


                         By:                   /s/ Lynn E. Harvey
                             ---------------------------------------------------
                                               Lynn E. Harvey
                              Chief Financial Officer, Treasurer and Secretary
                                (Principal Financial and Accounting Officer)
                                           Date:  August 11, 2000

                                 EXHIBIT INDEX

        27.1   Financial Data Schedule (Communications & Power Industries, Inc.)

        27.2 Financial Data Schedule (Communications & Power Industries Holding Corporation)