Form 10-K405
period 2000-09-29
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORP; COMMUNICATIONS & POWER INDUSTRIES INC
filed 2000-12-28
CIK 1000654, 1000564

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 29, 2000
                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from______________ to ____________

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
  (Address, including zip code, and telephone    (Address, including zip code, and telephone
                    number,                                         number,
including area code, of registrant's principal       including area code, of registrant's
              executive offices)                         principal executive offices)
   Securities registered pursuant to Section       Securities registered pursuant to Section
               12(b) of the Act:                               12(b) of the Act:
                     NONE                                            NONE
   Securities registered pursuant to Section       Securities registered pursuant to Section
               12(g) of the Act:                               12(g) of the Act:
                     NONE                                            NONE

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

Indicate the number of shares outstanding for each of the Registrant's classes of Common Stock, as of the latest practicable date: COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION: 4,908,172 SHARES OF COMMON STOCK, $.01 PAR VALUE, AT DECEMBER 1, 2000. COMMUNICATIONS & POWER INDUSTRIES, INC.: 1 SHARE OF COMMON STOCK, $.01 PAR VALUE, AT DECEMBER 1, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                     (None)

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. These statements relate to future events or the Company's future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "except," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. All written and oral forward-looking statements made in connection with this report which are attributable to the Company or persons acting on the Company's behalf are expressly qualified in their entirety by the "risk factors" and other cautionary statements included herein. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in the Company's expectations.

You should read the following discussion and analysis in conjunction with the Financial Statements and related Notes thereto contained elsewhere in this report. The information in this report is not a complete description of the Company's business or the risks associated with an investment in the Company's securities. We urge you to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC.


                                     PART 1

ITEM 1: BUSINESS

GENERAL

Communications & Power Industries Holding Corporation ("Holding"), through its wholly owned subsidiary, Communications & Power Industries, Inc. ("CPI", both companies together referred to as the "Company"), is a world leader in the development, manufacture and distribution of components for systems used primarily to generate, amplify and transmit high-power/high-frequency microwave and radio frequency signals. End-use applications of these systems include the transmission and amplification of voice, data and video signals for broadcasting, internet and telecommunications; transmission of radar signals for navigation and location; transmission of false signals for electronic countermeasures (e.g., decoys and signal "jammers"); and various other uses in the industrial, medical and scientific markets.

The Company's products include microwave and power grid vacuum electronic devices, microwave amplifiers, modulators, and various other power supply equipment and devices. In Fiscal 1999, the Company added a line of solid-state products including GaAs FET amplifiers, frequency converters and multiplier amplifiers. The majority of the Company's products are consumable and have a finite life. The Company operates six manufacturing operations in North America, and sells and services its products and customers worldwide primarily through a direct sales force.

CPI is a wholly owned subsidiary of Communications & Power Industries Holding Corporation. Both Holding and CPI are Delaware corporations formed in 1995. Prior to August 11, 1995, the Company's operations were part of the Electron Devices Business (the "Predecessor") of Varian Associates, Inc. ("Varian"). The principal executive offices of Holding and CPI are located at 607 Hansen Way, Palo Alto, California 94303 and their telephone number is (650) 846-2900.

PRODUCTS

The Company offers a comprehensive range of microwave and power grid vacuum electronic devices, microwave amplifiers, modulators and various other power supply equipment and devices for use in the communications, radar, electronic countermeasures, medical, industrial and scientific markets. The Company offers over 6,800 products that generally have selling prices from $2,000 to $50,000, with certain products ranging in price up to $1,000,000. Most of these products are consumable and have a finite life based upon hours of usage, operating environment and application. Certain of the Company's products are sold in more than one market depending on the specific power and frequency requirements of the end-user and the physical operating conditions of the environment in which the vacuum electronic device will be located.

MARKETS

The Company operates in six different markets:

- Communications Market - The communications market is comprised of applications for satellite communications ("satcom"), wireless point-to-point and point-to-multipoint radio and broadcast sectors. In this market, the Company's products generate, amplify and transmit signals and data within an overall communication system. Sales in the communications market were $87.8 million in Fiscal 2000 compared to $105.4 million in Fiscal 1999 and $118.8 million in Fiscal 1998.

- Radar Market - The radar market includes microwave and power grid vacuum electronic devices, amplifiers, receiver protectors and related equipment for air, ground and shipboard radar systems. The Company's vacuum electronic devices have been an integral component of radar systems for over five decades. Sales in the radar market were $90.8 million in Fiscal 2000 compared to $85.4 million in Fiscal 1999 and $87.4 million in Fiscal 1998.

- Electronic Countermeasures Market - The electronic countermeasures market utilizes microwave vacuum electronic devices for systems that provide protection for ships, aircraft and high-value land targets against radar-guided munitions. Sales in the electronic countermeasures market were $21.9 million, $19.4 million and $12.1 million in Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.

- Medical Market - The Company participates in the diagnostic and treatment sectors of the medical market. In the diagnostic market, the Company provides x-ray generators, including state-of-the-art, high-efficiency, lightweight power supplies and modern digital-based consoles for diagnostic equipment. In the treatment market, the Company provides microwave generators (klystrons) for high-end cancer therapy machines. Sales in this market were $20.9 million, $20.5 million and $18.8 million in Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.

- Industrial Market - The industrial market includes applications for a wide range of systems used for materials processing, instrumentation and voltage generation. Sales in this market were $17.5 million, $17.2 million and $19.4 million in Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.

- Scientific Market - The scientific market consists primarily of equipment utilized in reactor fusion programs and accelerators for high-energy particle physics, referred to as "Big Science." Sales in the scientific market were $4.2 million, $7.8 million and $4.2 million in Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.

The Company's products have applications among both commercial and government customers. The commercial sector represents all sales for which the U.S. Government is not the end-user. However, the end-user markets identified above are not categorized based upon whether they consist entirely of sales into commercial or government sectors. Therefore, sales in any one of the Company's markets may consist of sales to either commercial customers, the U.S. Government, or both. The commercial sector contributed approximately $188.9 million, or 77.7%, of the Company's total sales in Fiscal 2000 compared to approximately $199.7 million, or 78.1%, in Fiscal 1999 and $201.4 million, or 77.3%, in Fiscal 1998. U.S. Government sales, both direct and through original equipment manufacturers ("OEMs"), contributed approximately $54.2 million, or 22.3%, of the Company's total sales in Fiscal 2000 compared to approximately $56.0 million, or 21.9%, in Fiscal 1999 and $59.3 million, or 22.7%, in Fiscal 1998. These percentages reflect the Company's development of products for the commercial marketplace. Since the late 1980s, the United States defense budget has been shrinking; however, based on a stable trend of order receipts for spares and upgrades from Fiscal 1995 to Fiscal 2000, management expects that U.S. Government and defense-related end-users will continue to provide a steady source of revenue.

In Fiscal 2000, approximately 67.3% of sales were derived from U.S. customers, while approximately 32.7% were derived from international customers compared to Fiscal 1999 where approximately 65.5% of sales were derived from the U.S. and approximately 34.5% were from international customers. However, many domestic OEMs, primarily those in the satcom market, export their products, and management believes that some percentage of the Company's sales to U.S. customers ultimately have international end-users. Excluding sales to the U.S. Government, no single customer accounted for more than 5% of the Company's total sales in Fiscal 2000, Fiscal 1999 or Fiscal 1998.

SALES, MARKETING AND SERVICE

As of September 29, 2000, the Company has over 150 direct sales, marketing and technical support professionals representing the largest direct sales, service and technical support organization focused exclusively on high-power/high-frequency signal generation, amplification and transmission. The Company's sales and service organization is supplemented by outside representatives and a distributor, which service certain lower volume accounts. Most of the Company's sales professionals are responsible for marketing the Company's entire product line. Company sales professionals receive extensive technical training in all of the Company's products, which allows them to provide customers with appropriate technical support, including information on product application and implementation.

In addition to its direct sales force, the Company utilizes over 35 external sales organizations and one stocking distributor, Richardson Electronics, Ltd., to service the needs of low volume customers. The majority of the third-party organizations that the Company utilizes are located outside the U.S. and focus primarily on customers in South America, South East Asia, the Far East, the Middle East, Africa and Eastern Europe. Through the use of third-party sales organizations, the Company has been better able to meet the needs of its foreign customers by establishing a local presence in lower volume markets.

The Company also has a specialized network of eleven factory service centers for the satcom replacement market. These service centers are located in the United States (California and New Jersey), Amsterdam, Brazil, China, India, Indonesia, Japan, Russia, Singapore and South Africa.

MANUFACTURING

The Company manufactures its products within six manufacturing operations in North America. The Company has implemented modern manufacturing methodologies based upon "continuous improvement," including JIT materials handling, Demand Flow Technology, Statistical Process Control and Value Managed Relationships with suppliers and customers. The Company has achieved the ISO-9000 international certification standard.

Generally, each of the Company's manufacturing units use similar production processes consisting of product development, purchasing, high level assembly and test. For satcom equipment and solid-state devices, the process is primarily one of integration and contract manufacturers are used whenever possible. Satcom equipment utilizes both vacuum electronic devices ("VEDs") and solid-state technology and, therefore, procures components from the Company's other manufacturing units. For VEDs, the process starts with procurement of raw material and sub-assemblies from qualified suppliers, who often deliver on a JIT basis. Raw materials are then formed, primarily by machining, cleaning and plating certain parts. These steps utilize statistical process control techniques to assure quality and high production yields. Subassembly is then performed to produce a vacuum envelope, the essential part of a vacuum electronic device. This subassembly process is performed utilizing Demand Flow Technology, which helps to minimize inventory. Vacuum assemblies are processed by pumping the atmosphere from the assemblies while heating them in a furnace and simultaneously charging them with an electrical current. When this step is complete, final assembly and testing is performed on each product before shipment. The Company has developed sophisticated test programs to assure that each product meets operating specifications.

Certain materials necessary for the manufacture of the Company's products, such as molybdenum, OFHC copper, and some cathodes, are obtained from sole, or a limited group of, suppliers. In addition, prices of these raw materials and key components are subject to fluctuation.

COMPETITION

The industries and markets in which the Company operates are highly competitive. The Company encounters intense competition in most of its business areas from numerous other companies (such as Litton Industries, Inc., Marconi Applied Technologies (formerly, EEV Limited), Xicom and Thomson- CSF), some of which have resources substantially greater than those of the Company. Some of these competitors are also customers of the Company. The Company's ability to compete in its markets depends to a large extent on its ability to provide high quality products with shorter lead times at competitive prices, and its readiness in facilities, equipment and personnel.

The Company must also continually engage in effective research and development efforts in order to introduce innovative new products for technologically sophisticated customers and markets. There is an inherent risk that advances in existing technology, including solid-state technology, or the development of new technology could adversely affect the Company's financial condition and results of operations. However, with the Company's recent acquisition of a line of solid-state products, the Company is now more strategically set to address the marketplace with both solid-state technology as well as vacuum electronic device technology. Solid-state devices generally serve end-users' low-power requirements more cost effectively and efficiently than microwave vacuum electronic devices, however, only microwave vacuum electronic devices currently serve high-power/high-frequency demands. The laws of physics limit the ability of solid-state technology to efficiently or cost effectively serve the high-power/high-frequency applications of the Company's customers. These applications' extreme operating parameters necessitate heat dissipation capabilities that are best satisfied by the Company's vacuum electron device products. The Company's management believes that each technology serves its own niche without significant overlap.

BACKLOG

As of September 29, 2000, the Company had an order backlog of $161.6 million compared to order backlog of $146.4 million as of October 1, 1999 and $160.8 million as of October 2, 1998. Backlog increased $15.2 million in Fiscal 2000 primarily due to the Company's participation in the terrestrial wireless portion of the XM Radio satellite service, which will provide digital quality audio programming across the United States. This new business opportunity generated an order for $13.6 million with shipments scheduled in Fiscal 2001. Backlog has fluctuated over the last three years due to changes in customer procurement practices that demand shorter lead times and the receipt of large multi-year orders. Although the backlog consists of firm orders for which goods and services are yet to be provided, these orders can be and sometimes are modified or terminated. However, the amount of modifications and terminations has historically not been material compared to total contract volume.

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

Six United States patents and one United States patent application, and their foreign counterparts, are jointly owned by the Company and Varian along with related trade secrets and know-how, including drawings, manufacturing and testing processes and designs (the "Key Component Technology"). The Key Component Technology relates to the manufacture and testing of certain key electron beam guns and key medical klystrons, and any improvements thereto. In August 1995, the Company and Varian entered into a Cross-License Agreement to allocate the rights to the Key Component Technology between the Company and Varian.

In addition, in August 1995, the Company and Varian entered into a Trademark License Agreement that allows the Company to identify its products as "formerly made by Varian" for a period of ten years.

RESEARCH AND DEVELOPMENT

Company-sponsored research and development ("R&D") expense was approximately $8.7 million, $9.0 million and $7.5 million during Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively. The Company has increased its internal R&D efforts primarily to focus on meeting the needs of the satellite communications market. Customer-sponsored R&D was approximately $6.5 million, $8.6 million and $6.0 million during Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively. For customer-sponsored R&D, the costs were charged to cost of sales to match revenue received.

EMPLOYEES

As of September 29, 2000, the Company had approximately 1,653 employees compared to 1,683 employees as of October 1, 1999. None of the Company's employees is subject to a collective bargaining agreement although a limited number of the Company's sales force members located in Europe are members of work councils or unions. The Company has not experienced any work stoppages and believes that it has good relations with its employees.

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

U.S. GOVERNMENT CONTRACTS AND REGULATIONS

Management expects that a decreasing but significant portion of the Company's sales will continue in the foreseeable future to result from contracts with the U.S. Government, either directly or through prime contractors or subcontractors. The Company's business with the U.S. Government is performed under fixed-price and, to a lesser degree, cost-plus contracts. Fixed-price contracts accounted for 91.6% of the Company's U.S. Government sales in Fiscal 2000 and cost-plus contracts accounted for 8.4% compared to Fiscal 1999's mix of approximately 93% fixed-price and approximately 7% cost-plus and Fiscal 1998's mix of approximately 94% fixed-price and approximately 6% cost-plus.

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



ENVIRONMENTAL MATTERS

The Company is subject to a variety of federal, state and local environmental laws and regulations and utilizes in its operations a number of chemicals or similar substances that are classified as hazardous. Management believes that the Company's current operations are in substantial compliance with current environmental laws and regulations. However, changes in law or limitations on chemical uses or certain manufacturing processes could restrict the ability of the Company to operate in the manner in which the Company is currently operated or is permitted to be operated. In addition, it is possible that the Company may experience releases of certain chemicals or other events that could cause the incurrence of material cleanup costs or other damages. The Company is involved from time to time in legal proceedings involving compliance with environmental requirements applicable to its ongoing operations, and may be involved in legal proceedings involving regulatory compliance, exposure to chemicals or the remediation of environmental contamination.

Varian has agreed to indemnify the Company for environmental claims arising from the Predecessor's operations (including pre-existing contamination) prior to August 11, 1995, subject to certain exceptions and limitations. Environmental investigation and remedial work is being undertaken by Varian, pursuant to the agreement between CPI and Varian dated August 11, 1995, at two of the Company's manufacturing facilities, Palo Alto and Beverly, and the San Carlos and Georgetown facilities also have soil and groundwater contamination which may require remediation. The Company subleases a portion of the larger Varian Palo Alto campus, as to which Varian has entered into a

Consent Order with the California Environmental Protection Agency for remediation of soil and groundwater contamination. The Palo Alto site also abuts a federal Superfund site and a state Superfund site. Varian also has been sued or threatened with suit with respect to some of the Company's facilities. Since the consummation of the acquisition, Varian has at its expense conducted all required investigation and remediation work at the Company's facilities arising from the Predecessor's operations.

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

With certain limited exceptions, the Company is not indemnified by Varian for environmental claims arising from the Company's operations after August 11, 1995. There can be no assurance that material costs or liabilities will not be incurred by the Company in connection with proceedings or claims related to environmental conditions arising from the Company's operations.


ITEM 2: PROPERTIES

The Company owns, leases or subleases manufacturing, assembly, warehouse, service and office properties having an aggregate floor space of approximately 1,132,166 square feet, of which approximately 98,000 square feet are leased or subleased to third parties. The table that follows provides summary information regarding principal properties owned or leased by the Company:


                                           (square footage)
        Property                       Owned       Leased/Subleased
        --------                       -----       ----------------
San Carlos, California.........       320,000(a)
Beverly, Massachusetts.........       213,000(b)
Georgetown, Ontario, Canada....       126,000
Palo Alto, California..........            --         429,000(c)
San Jose, California...........            --          27,727(d)
Various locations..............            --          16,439(e)

        (a) The San Carlos, California square footage includes approximately 42,000 square feet leased to two tenants who provide services to the Company and others.

        (b) The Beverly, Massachusetts square footage includes approximately 42,000 square feet leased to three tenants.

        (c) This facility is primarily leased by way of assignment of Varian's lessee interest with the remainder subleased from Varian. The Palo Alto, California square footage includes approximately 14,000 square feet leased to three tenants.

        (d) This facility is leased from Watch Holdings, LLC c/o GE Capital Realty Group. Lease will expire 6/30/02 with a five-year extension available upon request prior to expiration.

        (e) Includes both leased facilities occupied entirely by the Company's field sales and service organizations and three foreign shared use facilities which the Company is sharing for varying periods of time under rental agreements with Varian.

Based on lease and sublease arrangements mentioned above, the Company has eliminated much of its excess space. On October 18, 2000, the Company's Board of Directors approved the development of a detailed plan to relocate its Satcom Division's production operation from Palo Alto, California to its facility in Ontario, Canada. Concurrently, the Company plans to relocate its administrative offices into a single building in Palo Alto and will look to sublease an additional 52,300 square feet of office space.

The Company is undertaking these moves in the interest of cost-efficiency and expects to complete the consolidation over the next 12 to 18 months.

The Company's lenders under its secured credit facility, have the right to a security interest in all of the Company's interest in the real property that it owns and leases excluding its San Carlos, California real property. On December 22, 2000, a sale-leaseback transaction related to CPI's facilities in San Carlos was accomplished between CPI and Holding. Holding paid CPI aggregate consideration of $23.0 million for the San Carlos real estate, consisting of $17.25 million in cash and an unsecured promissory note in the principal amount of $5.75 million maturing in nine years, with interest-only payments on a quarterly basis at the rate of 15.5% per annum, with up to 35.25% of each interest payment payable in kind, at Holding's option, by its issuance of additional notes. CPI and Holding entered into a lease of the San Carlos real property for a term of twenty (20) years on a net basis with a fixed annual rent (payable in equal monthly installments) of $2.45 million. Holding financed the cash portion of the San Carlos purchase price and its fees and expenses with respect to the transaction by borrowing $18.0 million from Wells Fargo Bank, which loan matures June 1, 2002, bears interest at LIBOR plus 3.25% and is secured on a non-recourse basis (subject to normal and customary exceptions) by the San Carlos real property.

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


ITEM 3: LEGAL PROCEEDINGS

The Company is involved from time to time in various legal proceedings and is the subject of various cost accounting and other government pricing claims. Pursuant to the agreement between CPI and Varian dated August 11, 1995, Varian has agreed to indemnify the Company against liabilities arising from litigation and governmental claims pertaining to the operation of the Predecessor prior to August 11, 1995. Accordingly, management believes that litigation and governmental claims pending against Varian and relating to the operation of the Predecessor prior to August 1995, will not have a material adverse effect on the Company's financial condition or results of operations. See "Business - Environmental Matters."

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal 2000.

                                     PART II


ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

CPI is a wholly owned subsidiary of Holding. Neither CPI's nor Holding's common stock is publicly traded. No cash dividends have been declared on the common stock of the Company during the 52-week period ended September 29, 2000. Restrictive covenants under the Company's senior credit facility generally restrict the declaration or payment of dividends on the Company's common stock. The Notes also restrict the declaration and payment of dividends unless the Company satisfies certain financial covenants, among other things.

ITEM 6: SELECTED FINANCIAL DATA

The following selected financial data has been derived from the consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

FIVE-YEAR SELECTED FINANCIAL DATA


                    Years Ended                         52 Weeks        52 Weeks       52 Weeks       53 Weeks        52 Weeks
              (Dollars in Thousands)                      Ended           Ended          Ended           Ended          Ended
                                                      September 29,     October 1,     October 2,      October 3,    September 27,
                                                           2000           1999            1998            1997           1996
                                                        ---------       ---------       ---------      ---------       ---------
CPI AND HOLDING STATEMENT OF OPERATIONS DATA:
 Sales                                                  $ 243,054         255,680         260,688        253,439         257,449
 Gross profit                                              54,306          56,042          66,278         69,761          72,967
 Operating income                                           8,303           8,752          26,720         29,811          29,305
 Interest expense                                          18,663          17,805          17,793         19,039          18,894
 Income tax expense (benefit)                               1,232             605           3,750         (3,000)          2,068
                                                        ---------       ---------       ---------      ---------       ---------
 Net (loss) earnings before preferred dividends         $ (11,592)         (9,658)          5,177         13,772           8,343
                                                        =========       =========       =========      =========       =========
 EBITDA(a)                                                 23,619          22,527          38,017         39,441          38,736
 Certain One-Time Charges(b)                                   --           7,432              --             --              --
                                                        ---------       ---------       ---------      ---------       ---------
 Adjusted EBITDA                                           23,619          29,959          38,017         39,441          38,736
                                                        =========       =========       =========      =========       =========

 Certain Non-Cash Charges:
     Depreciation and amortization                         15,316          13,635          11,297          9,630           7,731
     Impact on cost of sales of inventory write-up
         related to purchase accounting                        --             140              --             --           1,700
     Amortization of deferred debt issue costs              1,288           1,209           1,372          1,952           1,962
 Capital expenditures(c)                                    5,325           8,588           8,204         10,767          12,501


CPI BALANCE SHEET DATA:
 Working capital                                        $  19,881          26,907          45,957         40,467          34,576
 Total assets                                             226,985         233,584         229,212        237,396         228,142
 Long-term debt and redeemable preferred stock            139,160         142,039         146,981        149,100         150,472
 Total (deficit) equity                                   (12,018)          3,660          16,912         15,306           4,400

HOLDING BALANCE SHEET DATA:
 Working capital                                        $  19,881          26,907          45,957         40,467          34,576
 Total assets                                             226,985         233,584         229,212        237,396         228,142
 Long-term debt and redeemable preferred stock            139,160         142,039         146,981        149,100         150,472
 Total (deficit) equity                                   (31,188)        (12,962)          2,512          2,841          (6,379)

---------------------

The Company has paid no cash dividends on its common stock in any of the years presented above.

(a) EBITDA represents earnings before provision for income taxes, interest expense, depreciation and amortization and excludes any charge related to the purchase accounting write-up of inventory.

(b) Represents certain charges related to changes in management and corresponding changes in estimated costs-to-complete for certain contracts due to technical complexity, write-off of certain excess inventory and the discontinuation of a satcom product line. (See "MD&A")

(c) Capital expenditures as reported here include equipment acquired under a capital lease. Capital leases, primarily related to the purchase of new business system hardware and software were $0 in Fiscal 2000, $309,000 in Fiscal 1999 and $1,545,000 in Fiscal 1998.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the consolidated financial statements and notes thereto:

OVERVIEW

The Company serves the communications, radar, electronic countermeasures, medical, industrial and scientific markets. In addition, the Company divides the communications market into applications for ground-based satellite uplinks for military and commercial uses ("satcom") and broadcast sectors. The Company defines and discusses its orders and sales trends by these end markets in order to more clearly relate its business to outside investors. Internally, however, the Company is organized into six operating units that are differentiated based on products. Four of these operating units comprise the Company's vacuum electronic device ("VED") segment. The Company also has a satellite communications equipment segment and its recently acquired solid-state products segment. Segment data is included in Note 11 of the Notes to Consolidated Financial Statements.

Orders for Fiscal 2000 were $260.2 million compared to orders of $242.2 million in Fiscal 1999. This $18.0 million, or 7.4% increase in orders was predominantly due to the Company's participation in the terrestrial wireless portion of the XM Radio satellite service, which will provide digital quality audio programming across the United States. This new business opportunity generated an order for $13.6 million in the second quarter of Fiscal 2000. Overall, order receipts for the Company's communications products were $106.6 million, an increase of $11.6 million, or 12.2%, from the prior fiscal year. Orders for products sold to four of the Company's other five markets also increased. Radar orders were $87.8 million, an increase of $3.4 million or 4.1%. Medical orders were $22.0 million, an increase of $3.9 million or 21.7%. Electronic countermeasures orders were $20.8 million, an increase of $1.4 million or 7.5%. Industrial orders were $17.1 million, an increase of $0.6 million or 3.6%. Only orders for products sold to the scientific market, the Company's smallest market, declined by $2.9 million, or 33.1%, for a total of $5.9 million. Nevertheless, incoming order levels fluctuate significantly on a quarterly basis and a particular year's order rate may not be indicative of future order levels. In addition, the Company's sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Sales for Fiscal 2000 were $243.1 million compared to sales of $255.7 million in Fiscal 1999, a decline of $12.6 million or 4.9%. This reduction was primarily related to lower sales of products used in the satcom portion of the Company's communications market in spite of an increase in order receipts. Sales were negatively impacted by production delays within the new Gen IV product line due to material shortages and resource allocation issues with the qualification and ramp-up requirements of the XM Radio contract. Production volume for Gen IV units did improve late in the fourth quarter of Fiscal 2000 and all of the production units for the XM project are scheduled for shipment in Fiscal 2001.

Looking forward, based on the higher level of order receipts and the corresponding increase in backlog in Fiscal 2000 along with the production ramp-up of new products, the Company expects that sales volume will increase over the next twelve months with specific improvement in its communications business. The Company's radar market remains strong with a high degree of repeat business through spare and repair VED requirements. The medical, industrial and scientific markets are expected to remain flat to slow growth through the next twelve months.

RESULTS OF OPERATIONS

The following table sets forth the Company's historical results of operations as a percentage of sales for each of the periods indicated.

                                                  52 Weeks                 52 Weeks                 52 Weeks
                                                    Ended                    Ended                    Ended
                                              September 29, 2000         October 1, 1999          October 2, 1998
                                              ------------------         ---------------          ---------------
Sales                                               100.0%                   100.0%                   100.0%
Cost of sales                                        77.7                     78.1                     74.6
                                                     ----                     ----                     ----
      Gross profit                                   22.3                     21.9                     25.4
Research and development                              3.6                      3.5                      2.9
Selling and Marketing                                 7.6                      7.7                      7.3
General and administrative(a)                         7.7                      7.3                      5.0
                                                     ----                     ----                     ----
Operating income                                      3.4                      3.4                     10.2
Interest expense                                      7.7                      7.0                      6.8
                                                     ----                     ----                     ----
      Earnings (loss) before taxes                   (4.3)                    (3.6)                     3.4
Income tax expense                                    0.5                      0.2                      1.4
                                                     ====                     ====                     ====
      Net earnings (loss)                            (4.8)%                   (3.8)%                    2.0%
                                                     ====                     ====                     ====
Other Data:
      EBITDA(b)                                       9.7%                     8.8%                    14.6%
      Preferred Dividends                             2.6%                     2.2%                     1.9%

----------------------------

(a) For purposes of MD&A, general and administrative results include foreign currency (loss) gain.

(b) EBITDA represents earnings before provision for income taxes, interest expense, depreciation and amortization and excludes any charge related to the purchase accounting write-up of inventory.


Fiscal 2000 Compared to Fiscal 1999

SALES. Sales for Fiscal 2000 of $243.1 million were $12.6 million, or 4.9%, below the prior year level of $255.7 million as declines in products sold to the Company's communications and scientific markets were partially offset by increases in sales of products to radar, electronic countermeasures, medical and industrial markets. Communications sales were $87.8 million in Fiscal 2000, which represents a decline of $17.6 million, or 16.7% from Fiscal 1999 sales of $105.4 million. Sales of products to the scientific market were approximately $4.2 million, down $3.6 million, or 46.7%, from Fiscal 1999 sales of $7.8 million. Radar sales, on the other hand, increased $5.4 million, or 6.3%, to $90.8 million in Fiscal 2000 compared to $85.4 million in Fiscal 1999. Also on the upside, sales of products to the Company's electronic countermeasures market of $21.9 million in Fiscal 2000 reflects an increase of $2.5 million, or 12.7%, from Fiscal 1999 as expendable decoy products continue to gain increasing attention from military customers as a cost effective means of protecting personnel and hardware. Medical and Industrial sales were $20.9 million and $17.5 million, respectively which represents an increase of $0.4 million and $0.3 million, respectively over Fiscal 1999.

COST OF SALES. Cost of sales in Fiscal 2000 were $188.7 million, or 77.7% of sales, compared to $199.6 million, or 78.1% of sales in Fiscal 1999. This decrease in cost of $10.9 million, or 5.5%, was primarily due to lower volume. Adjusting Fiscal 1999 to exclude the unfavorable impact of one-time charges of approximately $6.2 million (see discussion under "Fiscal 1999 Compared to Fiscal 1998"), adjusted cost of sales in Fiscal 1999 were $193.4 million, or 75.6% of sales. Excluding these one-time charges, cost of sales in Fiscal 2000 actually increased as a percentage of sales from adjusted Fiscal 1999 due in part to higher depreciation costs ($10.4 million in Fiscal 2000 compared to $9.3 million in Fiscal 1999) and in part to the mix of new products with inherently higher costs at the early stages of their learning curve. Cost of sales in Fiscal 2000 were also unfavorable impacted by higher material costs that resulted from expediting part shortages during the implementation of new business systems in the early part of the fiscal year.

RESEARCH AND DEVELOPMENT. R&D expenses in Fiscal 2000 decreased by $0.3 million to $8.7 million, or 3.6% of sales, compared to Fiscal 1999's level of $9.0 million, or 3.5% of sales. The Company internal R&D efforts remained high as a percentage of sales primarily to focus on meeting the needs of its satcom market.

SELLING, MARKETING, GENERAL AND ADMINISTRATIVE. Selling, marketing, general and administrative expenses in Fiscal 2000 were $37.3 million, or 15.3% of sales, as compared to $38.3 million, or 15.0% of sales, in Fiscal 1999. Selling and marketing costs decreased $1.1 million in Fiscal 2000 due to lower international selling expenses related to lower international sales, and a reduction in marketing costs due to the consolidation of the Traveling Wave Technology (TWT) Division into the Microwave Power Products (MPP) Division in the second half of Fiscal 1999. General and administrative (G&A) costs appear consistent with Fiscal 1999; however, Fiscal 1999 included one-time charges to G&A of $1.2 million (see discussion under "Fiscal 1999 compare to Fiscal 1998"). The increase in G&A, excluding the one-time charges, is due primarily to higher depreciation costs for new management information systems and the use of outside consultants in the implementation of these systems.

EBITDA. EBITDA was $23.6 million, or 9.7% in Fiscal 2000 compared to EBITDA of $22.5 million, or 8.8% of sales, in Fiscal 1999. Adjusting Fiscal 1999 to exclude the unfavorable impact of one-time charges of an aggregate $7.4 million (see discussion under "Fiscal 1999 Compared to Fiscal 1998"), adjusted EBITDA for Fiscal 1999 was approximately $30.0 million, or 11.7% of sales. Fiscal 2000 EBITDA actually declined by $6.3 million compared to adjusted Fiscal 1999 due primarily to lower sales volume and shifts in product mix towards lower margin new products.


NET LOSS. Net loss before taxes and preferred dividends was $10.4 million for Fiscal 2000 compared to a net loss before taxes and preferred dividends of $9.1 million for Fiscal 1999. Net loss after taxes but before preferred dividends was $11.6 million for Fiscal 2000, a decline of $1.9 million compared to losses of $9.7 million for Fiscal 1999. In spite of a consolidated pretax loss, a provision for income tax expense was booked in both Fiscal 2000 and Fiscal 1999 due to the fact that most foreign operations were profitable.


Fiscal 1999 Compared to Fiscal 1998

SALES. Sales for Fiscal 1999 of $255.7 million were $5.0 million, or 1.9%, below the prior year level of $260.7 million as declines in products sold to the Company's communications, industrial and radar markets were partially offset by increases in sales of products to electronic countermeasures, scientific and medical markets. Communications sales were $105.4 million in Fiscal 1999, which represents a decline of $13.4 million, or 11.3%, from Fiscal 1998. Fortunately, the Company was able to minimize some of the impact from satcom market declines with its acquisition of a line of solid-state products (completed early in the fiscal year) that added $6.4 million of new business in Fiscal 1999. Sales of products to the industrial market were $17.2 million, down approximately $2.3 million, or 11.7%, from Fiscal 1998 due to delayed demand from the Company's semiconductor equipment manufacturers. Radar sales of $85.4 million in Fiscal 1999 reflects a slight decline of $2.0 million, or 2.3%, from prior year primarily due to U.S. sanctions against India, however the Company continued to work closely with the State Department and several licenses were cleared in the fourth quarter. On the upside, sales of products to the Company's electronic countermeasures market of $19.4 million in Fiscal 1999 reflects an increase of $7.4 million, or 61.0%, from Fiscal 1998 as expendable decoy products have gained increasing attention from military customers as a cost effective means of protecting personnel and hardware. Increased production of the Company's new low band transmitter device also contributed.

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

COST OF SALES. Cost of sales in Fiscal 1999 were $199.6 million, or 78.1% of sales, compared to $194.4 million, or 74.6% of sales in Fiscal 1998. This increase in cost of $5.2 million, or 2.7%, was primarily due to one-time charges of approximately $6.2 million (see "EBITDA"). Excluding these one-time charges, the Company's cost of sales would have been 75.6% of sales which reflects the fact that new products have become increasingly important to the sales mix and their inherently higher costs have resulted in some margin erosion that continued somewhat into Fiscal 2000.

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

EBITDA. EBITDA was $22.5 million, or 8.8% of sales, in Fiscal 1999 compared to EBITDA of $38.0 million, or 14.6% of sales, in Fiscal 1998. Results for Fiscal 1999 reflect an aggregate $7.4 million in one-time charges principally related to the Company's TWT Division and changes in estimated costs-to-complete for certain customer contracts due to technical complexity and the write-off of certain excess inventory which the Company believes is not realizable. In addition, certain charges for the discontinuation of a satcom product line were also reflected. The TWT business, historically conducted as a separate Palo Alto division, was integrated into the Company's MPP Division, also located in Palo Alto. The charges also include a provision for severance expenses in connection with the integration of the TWT Division and settlement costs with a customer in connection with a product performance dispute. Excluding the one-time charges of $7.4 million, EBITDA for Fiscal 1999 was $30.0 million, or 11.7% of sales. This decrease of EBITDA of approximately $8.0 million compared to Fiscal 1998 was due primarily to lower volume and shifts in product mix towards lower margin new products, combined with higher operating costs associated with R&D efforts, implementation of new business systems and the acquisition of a new operating division.

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

FINANCIAL CONDITION

In Fiscal 2000, the Company incurred a loss of $11.6 million due primarily to lower sales volume and higher costs related to the release of new satcom products. The Company was, however, still able to generate $9.9 million in cash from operations primarily due to non-cash depreciation and amortization charges of $15.3 million, a net decrease in accounts receivable of $7.5 million, and net increases in accounts payable and advance payments from customers of $4.9 million and $3.5 million, respectively. Cash generated from operations was partially offset by an $11.4 million increase in inventory levels required to support increased order backlog.

Investing activities were comprised principally of investment in property, plant and equipment totaling $5.3 million in Fiscal 2000, $8.3 million in Fiscal 1999 and $6.6 million in Fiscal 1998. The Company's investment in plant and equipment in Fiscal 2000 was lower that historical levels due to cost control measures implemented by the Company during the second half of the fiscal year. The Company's continuing operations typically do not have large capital requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. The Company expects the level of capital expenditures in Fiscal 2001 to be relatively consistent with past historical trends and estimates approximately $7.0 to $8.0 million of capital spending will be required by normal operations in Fiscal 2001.

Financing activities during the three-year period were related almost entirely to repayments of, or proceeds from, the company's Senior Credit Agreement. This Agreement was terminated and replaced by a $61.0 million secured credit facility ("Credit Facility") on December 22, 2000. This new facility consists of a $41.0 million revolving line of credit, with a sub-facility of $10.0 million for letters of credit, which expires December 22, 2004, and a $20.0 million term loan that expires December 22, 2002. The Credit Facility is secured by substantially all of the assets of CPI and is guaranteed by Holding and all of CPI's subsidiaries. Availability under the revolving credit facility is based upon eligible receivables, machinery and equipment and certain real estate. Also on December 22, 2000, a sale-leaseback transaction related to CPI's facilities in San Carlos was accomplished between CPI and Holding. Holding paid CPI aggregate consideration of $23.0 million for the San Carlos real estate, consisting of $17.25 million in cash and an unsecured promissory note in the principal amount of $5.75 million maturing in nine years, with interest-only payments on a quarterly basis at the rate of 15.5% per annum, with up to 35.25% of each interest payment payable in kind, at a Holding's option, by its issuance of additional notes. CPI and Holding entered into a lease of the San Carlos real property for a term of twenty (20) years on a net basis with a fixed annual rent (payable in equal monthly installments) of $2.45 million. Holding financed the cash portion of the San Carlos purchase price and its fees and expenses with respect to the transaction by borrowing $18.0 million from Wells Fargo Bank, which loan matures June 1, 2002, bears interest at LIBOR plus 3.25% and is secured on a non-recourse basis (subject to normal and customary exceptions) by the San Carlos real property.

In a further effort to provide capital and liquidity in the long term and in an effort to decrease production costs and more efficiently use the Company's facilities, the Company's Board of Directors agreed on October 18, 2000 to reorganize the Company's manufacturing divisions under two co-Chief Operating Officers and approved the development of a detailed plan to relocate its Satcom Division's production operation from Palo Alto, California to its facility in Ontario, Canada. Concurrently, the Company plans to relocate its administrative offices into a single building in Palo Alto and will look to sublease 52,300 square feet of office space. The Company expects to complete this consolidation over the next 12 to 18 months. Although still under development, this new plan could add additional capital spending requirements of approximately $3.0 to $4.4 million.

Management believes that as a result of its recent debt restructuring, the Company will have adequate capital resources and liquidity to meet its obligations, fund all required capital expenditures and pursue its business strategy related to consolidation efforts described below for at least the next twelve months. Such capital resources and liquidity are expected to be available from the Company's cash flow provided by operations and borrowings under CPI's Credit Facility and Holding's mortgage financing.


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

The Company has outstanding debt associated with its purchase of the Electron Device Business of Varian in August 1995, the majority of which relates to the Senior Subordinated Notes, which mature in 2005 and bear a fixed interest rate of 12 percent per annum. The remaining debt, with a carrying value of approximately $55.8 million at September 29, 2000, is subject to changes in the Prime or LIBOR Rates. To reduce the Company's exposure to interest rate risk, the Company consistently monitors available money rates accessible under its senior credit facility and will lock in rates for specific periods of time.

The majority of the Company's revenue and expense activities are transacted in U.S. dollars. However, CPI does enter into these transactions in other currencies, primarily the British pound, the German mark, the Australian dollar and the French and Swiss franc. The Company limits its foreign currency exposure primarily through natural hedging (offsetting foreign currency payables with foreign currency receivables), but may enter into forward contracts if necessary. These efforts reduce, but do not eliminate the impact of foreign currency rate movements.

The Company performed a sensitivity analysis in which it assessed the potential loss in future earnings from the impact of a 10 percent adverse movement in interest and foreign currency exchange rates on outstanding debt and non-U.S. dollar denominated assets and liabilities. The impact was determined based on the hypothetical change from shifts in the market rates over a period of one year. Other market sensitive financial instruments were not included in the analysis as they were not material. In terms of interest rate risk, a 10 percent adverse movement in the Base Rate or Effective Rate on the Company's variable rate debt would result in a decrease in future earnings of less than $0.4 million. In terms of foreign currency exchange rate risk, a 10 percent adverse movement in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would result in a decrease in future earnings of less than $0.3 million. Actual results, however, could differ materially.


Recent Accounting Pronouncements

Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 and will be adopted by the Company in its fiscal year 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the statement of financial position at fair value and specifies the accounting for changes in fair value. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this new standard to affect its consolidated financial position, results of operations or cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). The Staff Accounting Bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Staff Accounting Bulletin is effective for the Company beginning September 30, 2000 and will be adopted in the fourth quarter of fiscal 2001 and is not expected to have any material impact on the consolidated financial statements.


Year 2000

The Company completed its transition from calendar year 1999 to 2000 with no reported significant impact to operations. The Year 2000 project costs and resource consumption incurred through Fiscal 2000 totaled approximately $8.5 million. Internal staff members that were dedicated to the Year 2000 project either full-time or part-time have been redeployed to other areas of focus.


Risk Factors

You should carefully consider the following risks and the other information in this report and the Company's other filings with the SEC before you decide to invest in the Company or to maintain or increase your investment. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties may also adversely impact and impair the Company's business. If any of the following risks actually occur, the Company's business, results of operations, or financial condition would likely suffer. In such case, the trading price of the Company's capital stock could decline, and you may lose all or part of your investment.

        - The Company has had historical losses. The Company has had operating losses for the past two fiscal years, and has an accumulated deficit, as of September 29, 2000, of $49.2 million. The Company's ability to generate revenues and profits is subject to the risks and uncertainties encountered by companies in very competitive markets.

        - The Company's leverage is substantial, which could adversely affect its financial health and ability to obtain financing in the future and react to changes in its business. The Company has a significant amount of debt, which could make it more difficult for the Company to satisfy its obligations under its credit facilities. It could also require the Company to dedicate a substantial portion of its cash flow from operations to payments on debt, which will reduce the funds available for working capital, capital expenditures, and other general corporate expenses. In addition, it could have the effect of limiting the Company's flexibility in planning for, or reacting to, changes in its business and the markets in which it competes.

        - The Company's ability to generate the significant amount of cash needed to service its debt and grow its business depends on many factors beyond the Company's control. The Company's ability to make payments on its debt and to fund its planned capital expenditures will depend on its ability to generate cash and to secure financing in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond the Company's control. If the business does not generate sufficient cash flow from operations, and sufficient future borrowings are not available to the Company under its credit facilities or from other sources of financing, the Company may not be able to repay its debt, grow its business or fund its other liquidity needs.

        - The markets in which the Company operates are competitive. The Company encounters competition in certain business areas from other companies, some of which have resources substantially greater than those of the Company. The Company's ability to compete in such markets depends to a large extent on its ability to provide high quality products with shorter lead times at competitive prices, and its readiness in facilities, equipment and personnel.

        - Certain markets in which the Company operates are subject to technological change. The Company must continually engage in effective research and development efforts in order to introduce innovative new products for technologically sophisticated customers and markets. There is an inherent risk that advances in existing technology, including solid-state technology, or the development of new technology could adversely affect the Company's financial condition and results of operations. The Company's success will depend on its ability to anticipate or adapt to new technology on a timely basis, and if it fails to adapt successfully to technological changes or fails to obtain access to important technologies, the business will suffer.

        - Changes to governmental environmental regulation and legislation could adversely affect the Company's business. The Company is subject to a variety of federal, state and local environmental laws and regulations and utilizes in its operations a number of chemicals or similar substances that are classified as hazardous. Management believes that the Company's current operations are in substantial compliance with current environmental laws and regulations. However, changes in law or limitations on chemical uses or certain manufacturing processes could restrict the ability of the Company to operate in the manner in which the Company is currently operated or is permitted to be operated. In addition, it is possible that the Company may experience releases of certain chemicals or other events that could cause the incurrence of material cleanup costs or other damages.

        - A portion of the Company's sales are, and are expected to continue to be, from contracts through the United States Government, which are subject to Government regulation, changes in Governmental appropriations, national defense policies and availability of government funds. United States Government contracts are conditioned upon the availability of congressional appropriations. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take many years. Consequently, at the outset of a major program, multi-year contracts are usually funded for only the first year, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years. Government contracts are, by their terms, subject to termination by the United States Government at its convenience or by default of the contractor. Changes in governmental regulation or congressional appropriation could negatively impact the Company's revenues.

        - The Company depends on a limited group of suppliers for certain materials necessary for the manufacture of its products. If the Company is unable to procure the necessary materials from its suppliers, its ability to manufacture products could be severely impaired, and the Company's growth, financial condition and results of operations could suffer. In addition, the prices of these raw materials are subject to fluctuation and could also negatively impact the Company's financial condition.

        - The Company's principal common stockholders can exercise significant control over the Company and could limit the ability of the Company's other stockholders to influence the outcome of transactions requiring shareholder vote. As of December 1, 2000, approximately 76% of the Company's outstanding common stock is owned by the Company's executive officers, directors and principal stockholders. These stockholders will have the ability to exercise influence over all matters requiring approval by the Company's stockholders, including the election of directors and approval of significant corporate transaction.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information called for by this item is set forth in the consolidated financial statements of CPI and Holding contained in this report. Specific financial statements can be found at the pages listed in the following index:

COMMUNICATIONS & POWER INDUSTRIES, INC.

                                                                                               Page
                                                                                               ----
Index to Financial Statements............................................................        F-1

Independent Auditors' Report.............................................................        F-2

Consolidated Balance Sheets as of September 29, 2000 and October 1, 1999.................        F-3

Consolidated Statements of Operations for the 52-week periods ended September 29, 2000,
    October 1, 1999, and October 2, 1998.................................................        F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the 52-week
    periods ended September 29, 2000, October 1, 1999, and October 2, 1998...............        F-5

Consolidated Statements of Cash Flows for the 52-week periods ended September 29, 2000,
    October 1, 1999, and October 2, 1998.................................................        F-6

Notes to the Consolidated Financial Statements...........................................        F-8

Financial Statement Schedule.............................................................       F-50

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION

                                                                                                Page
                                                                                                ----
Independent Auditors' Report.............................................................       F-26

Consolidated Balance Sheets as of September 29, 2000 and October 1, 1999.................       F-27

Consolidated Statements of Operations for the 52-week periods ended September 29,
    2000, October 1, 1999, and October 2, 1998...........................................       F-28

Consolidated Statements of Stockholders' Equity (Deficit) for the 52-week
    periods ended September 29, 2000, October 1, 1999, and October 2, 1998...............       F-29

Consolidated Statements of Cash Flows for the 52-week periods ended September 29,
    2000, October 1, 1999, and October 2, 1998...........................................       F-30

Notes to the Consolidated Financial Statements...........................................       F-32

Financial Statement Schedule.............................................................       F-51

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with the audit of the financial statements for the three years ended September 29, 2000, there were no disagreements with KPMG LLP on accounting or financial disclosure.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS OF HOLDING

The following is a table setting forth certain information with respect to the directors and executive officers of Holding. All directors serve for a period of one year or until their successors are duly elected and qualified.

            Name              Age       Position
            ----              ---       --------
William P. Rutledge........   58        Chairman of the Board and
                                        Director

Bart F. Petrini............   61        Chief Executive Officer,
                                        President and Director

Lynn E. Harvey.............   45        Chief Financial Officer,
                                        Treasurer and Secretary

John R. Beighley...........   48        Vice President and
                                        Assistant Secretary

Leonard I. Green...........   67        Director

John G. Danhakl............   44        Director

Gregory J. Annick..........   36        Director


DIRECTORS AND EXECUTIVE OFFICERS OF CPI

The following is a table setting forth certain information with respect to the individuals who are the directors and executive officers of CPI. All directors serve for a period of one year or until their successors are duly elected and qualified.

            Name              Age       Position
            ----              ---       --------
William P. Rutledge........   58        Chairman of the Board and
                                        Director

Bart F. Petrini............   61        Chief Executive Officer,
                                        President and Director

Lynn E. Harvey.............   45        Chief Financial Officer,
                                        Treasurer and Secretary

John R. Beighley...........   48        Vice President and
                                        Assistant  Secretary

O. Joseph Caldarelli.......   50        Vice President and
                                        Co-Chief Operating Officer

Robert A. Fickett..........   40        Vice President and
                                        Co Chief Operating Officer

Don C. Coleman.............   46        Vice President

Kwang Kim..................   67        Vice President

Mike Cheng.................   45        Vice President

Leonard I. Green...........   67        Director

John G. Danhakl............   44        Director

Gregory J. Annick..........   36        Director

William P. Rutledge became Chairman of the Board of Holding and CPI in June 1999. He was also interim CEO during the period June 1999 to November 1999. Prior to this appointment, Mr. Rutledge served as President and Chief Executive Officer of Allegheny Teledyne Incorporated from August 1996 to March 1997. Mr. Rutledge held several other positions at Teledyne, Inc. beginning with Group Executive in 1986, Vice President in 1987, Senior Vice President 1988, Executive VP in 1989, and President in 1990. In 1991 he was elected as Chief Executive Officer and appointed as Chairman in 1993. Prior to joining Teledyne, Inc. Mr. Rutledge held several management positions at FMC from 1971 to 1986. Mr. Rutledge received a BS in Metallurgical Engineering from Lafayette College and an MS in Financial Management from George Washington University.

Bart F. Petrini became Chief Executive Officer, President and a director of Holding and CPI in November 1999. Prior to this, Mr. Petrini served as Executive Vice President and General Manager in the Electron Device Group of Richardson Electronics beginning in 1994 and ending with his joining CPI. Bart began his career with Western Electric (now Lucent Technologies) as a Manufacturing Engineer and capped a 20-year career in high tech manufacturing as Division Vice President of Manufacturing in ITT's Electro-Optical Products Division. Mr. Petrini then joined Varian Associates in 1980 as General Manager of their Eimac Division and in 1983 was promoted to General Manager of the Microwave Tube Division. In 1985 Bart left Varian to become President and CEO of a Silicon Valley start-up microwave company. Bart received a degree in Mechanical Engineering from Bucknell University in 1960 and an MBA in 1970 from George Washington University.

Lynn E. Harvey became Chief Financial Officer of Holding and CPI in August 1995. Ms. Harvey was the Business Support Process Manager and Controller of the Power Grid Tube Products unit of the Predecessor from 1993 to August 1995. From 1984 until 1993, Ms. Harvey held various finance, supervisory and management positions with Varian. Ms. Harvey received a B.S. degree from the University of California, Berkeley.

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

O. Joseph Caldarelli became a Vice President of CPI in August 1995 and Co-Chief Operating Officer in October 2000. Mr. Caldarelli is also the Division President of the Communications and Medical Products ("CMP") Division. Mr. Caldarelli was Vice President and General Manager for this same operating unit under the Predecessor, from 1985 until August 1995 and was President and a director of Varian Canada, Inc. from 1992 until August 1995. From 1982 until 1985, Mr. Caldarelli was Marketing Manager of CMP and served as its Equipment Operations Manager from 1979 until 1982. Prior to joining Varian, Mr. Caldarelli served as Manufacturing Engineering Manager for Medtronic Canada, Inc. Mr. Caldarelli holds a B.S. in Mechanical Engineering from the University of Toronto.

Robert A. Fickett became a Vice President of CPI in April 1998 and Co-Chief Operating Officer in October 2000. Mr. Fickett has also been the Division President of the Microwave Power Products ("MPP") Division since April 1998. From January 1996 to April 1998, Mr. Fickett was Vice President of Operations for MPP. From 1993 until January 1996, he was President and Chief Executive Officer of Altair Technologies, Inc., a contract manufacturer. From 1982 until 1993, Mr. Fickett held a number of positions with Varian, including Engineering Manager of MPP's Klystron Engineering Group, which he was promoted to in 1989. Mr. Fickett received a B.S. degree in Mechanical Engineering from the University of California, Berkeley.

Don C. Coleman became a Vice President of CPI and Division President of the Beverly Microwave Division ("BMD") in February 1999. Mr. Coleman was Vice President of Manufacturing for BMD from February of 1996 until accepting his current position. From 1990 until 1996, Mr. Coleman held the position of Engineering Manager for Receiver Protector Products at BMD. Mr. Coleman held a variety of manufacturing and development engineering positions at Varian from the time he joined the company in 1976 until 1990. Prior to being employed by Varian, Mr. Coleman attended the University of Massachusetts where he received a B.S. degree in Engineering.

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

Mike Cheng became a Vice President of CPI in August 2000 and currently heads the Company's Eimac Division. From April 1999 to August 2000, Mr. Cheng was Vice President of Operations for MPP. From 1994 until April 1999, he was Vice President of Marketing for MPP. From 1980 until 1994, Mr. Cheng held a number of manufacturing and engineering positions with Varian, including Production Manager of MPP's Klystron Engineering Group, which he was promoted to in 1989. Prior to joining Varian, Mr. Cheng was an engineer in the Nuclear Energy Division of General Electric Corporation. Mr. Cheng received a B.S. degree in Chemical Engineering from the University of California, Berkeley and an MBA from Golden Gate University.

Leonard I. Green became a director of the Company in August 1995. He has been an executive officer of Leonard Green & Partners, L.P. ("LGP"), a merchant banking firm which manages Green Equity Investors II, L.P. ("GEI"), since the formation of LGP and GEI in 1994. Mr. Green has been, individually or through a corporation, a partner in a merchant-banking firm affiliated with LGP since 1989. Prior to 1989, Mr. Green had been a partner of Gibbons, Green, van Amerongen for more than five years. Mr. Green is also a director of Rite Aid Corporation and several private companies.

John G. Danhakl became a director of the Company in August 1995. He has been an executive officer of LGP, a merchant-banking firm that manages GEI, since 1995. Mr. Danhakl had previously been a Managing Director at Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and had been with DLJ since 1990. Prior to joining DLJ, Mr. Danhakl was a Vice President at Drexel Burnham Lambert Incorporated. Mr. Danhakl is also a director of Twinlab Corporation, The Arden Group, Inc. and several private companies.

Gregory J. Annick became a director of the Company in August 1995. He has been an executive officer and an equity owner, through a trust, of LGP, a merchant-banking firm that manages GEI, since the formation of LGP and GEI in 1994. He joined a merchant-banking firm affiliated with LGP as an associate in 1989, became a principal in 1993, and through a corporation became a partner in 1994. From 1988 to 1989, he was an associate with the merchant-banking firm of Gibbons, Green, van Amerongen. Before that time, Mr. Annick was a financial analyst in mergers and acquisitions with Goldman, Sachs & Co. Mr. Annick is also a director of several private companies.

ITEM 11: EXECUTIVE COMPENSATION

The following table shows certain information concerning compensation paid or accrued by the Company during Fiscal 2000 to the Chief Executive Officers, the next four most highly compensated executive officers of Holding and CPI, and one additional highly compensated individual (collectively, the "Named Executive Officers") for the three fiscal years ending September 29, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG TERM
                                                                                             ------------
                                                                    ANNUAL                   COMPENSATION
                                                                 COMPENSATION                 SECURITIES
                                                   ----------------------------------------   UNDERLYING
              NAME AND                                                         OTHER ANNUAL     OPTIONS        ALL OTHER
         PRINCIPAL POSITION            FISCAL                       BONUS      COMPENSATION  (# OF SHARES)   COMPENSATION
          WITH THE COMPANY              YEAR        SALARY           (a)            (b)           (c)             (d)
---------------------------------       ----       --------       --------     ------------  -------------   ------------
Bart Petrini                            2000       $221,154       $125,000       $  7,500        100,000       $114,931
  Chief Executive Officer and
  President

William P. Rutledge                     2000        161,500             --             --         12,500            398
  Interim Chief Executive Officer       1999        138,462             --             --             --            249


John R. Beighley                        2000        130,388         55,000         21,780          5,000          8,495
  Vice President                        1999        119,678         41,405         20,019             --          8,270
                                        1998        119,678         14,463         13,621             --          6,799

Don C. Coleman                          2000        125,383         40,000          9,816          5,000          7,550
 Vice President                         1999        109,540         13,296             --             --          5,203
                                        1998        102,128             --             --             --          4,648

Robert A. Fickett                       2000        174,039         10,000         19,894         16,750         11,738
  Vice President                        1999        134,828         75,930          9,679             --          6,404
                                        1998        113,938             --             --             --          5,412

Kwang Kim                               2000        144,769             --         21,401          8,000         10,668
  Vice President                        1999        134,327         15,842             --             --          7,032

Al D. Wilunowski                        2000        302,744             --         93,913             --         25,001
  Consultant(e)                         1999        302,744             --         30,367             --         46,536
                                        1998        302,744             --         35,482             --         48,866

(a) Consists of awards under CPI's Management Incentive Plan for Fiscal 2000 to be paid in Fiscal 2001. Fiscal 1999 bonus amount also includes a special bonus awarded to certain management in April 1999. There were no awards in Fiscal 1998 under the Management Incentive Plan for that year.

(b) Consists of amounts reimbursed for the payment of taxes on certain perquisites and personal benefits.

(c) Consists of stock options granted under the 2000 Stock Option Plan. None of the options were vested as of September 29, 2000.

(d) Consists of (1) Company contributions to CPI's 401(k) plan and Non-Qualified Deferred Compensation Plan, (2) Company paid premiums for group life insurance and, in the case of Mr. Petrini, (3) relocation costs.

(e) Mr. Wilunowski was the Chief Executive Officer and President until he resigned on June 11, 1999 and entered into a consulting agreement with the Company through December 8, 2000. Fees paid under this agreement correspond to his prior salary.

                               OPTION GRANTS TABLE

The following table provides information relating to the grant of stock options to the Company's "Named Executive Officers" during the fiscal year ended September 29, 2000.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                           INDIVIDUAL
                                             GRANTS
                           ------------------------------------------
                           NUMBER OF                                         FAIR
                           SECURITIES       PERCENT OF                      MARKET
                           UNDERLYING     TOTAL GRANTED      EXERCISE        VALUE
                             OPTIONS      TO EMPLOYEES        PRICE         ON GRANT         EXPIRATION
        NAME                 GRANTED     IN FISCAL YEAR     PER SHARE         DATE              DATE
-------------------        ----------    --------------     ---------        -----          ------------
Bart Petrini                 100,000           43.0%          $4.00          $1.00          July 1, 2010

William P. Rutledge           12,500            5.4%           4.00           1.00          July 1, 2010

John R. Beighley               5,000            2.2%           4.00           1.00          July 1, 2010

Robert A. Fickett             16,750            7.2%           4.00           1.00          July 1, 2010

Don C. Coleman                 5,000            2.2%           4.00           1.00          July 1, 2010

Kwang Kim                      8,000            3.4%           4.00           1.00          July 1, 2010

The above options were granted during Fiscal 2000 and none were vested as of September 29, 2000.


HOLDING'S 2000 STOCK OPTION PLAN

In March 2000, Holding established the Communications & Power Industries 2000 Stock Option Plan ("the Plan") and reserved 250,000 shares of Holding's common stock for issuance under the Plan. Options granted under Holding's stock option plan are granted at fair market value, expire ten years from the date of grant and generally vest in four equal annual installments, commencing one year from the date of grant. The stock options granted pursuant to this Plan are not considered "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code, as amended and are subject to all of the terms and restrictions contained in the Stock Option and Stockholders Agreements. During the fiscal year ended September 29, 2000, Holding granted options to purchase 232,500 shares of its common stock to officers and employees of Holding. As of September 29, 2000, none of the options were exercisable.


THE HOLDING EQUITY PLAN

The Named Executive Officers and certain of Holding's and CPI's other executive officers are participants in Holding's 1995 Management Equity Plan (the "Holding Equity Plan"). Under the Holding Equity Plan, participants may purchase shares of Holding Common Stock ("Management Shares") at a price determined by Holding's board of directors to be the fair market value of such Holding Common Stock on the date the participant executes an agreement to purchase the shares. Holding has reserved a total of 1,250,000 shares of Holding Common Stock for issuance under the Holding Equity Plan, 1,146,750 of which were issued to the Company's former Chief Executive Officer, certain executive officers and key employees (collectively, any executive officers and key employees who may acquire Management Shares are referred to as the "Management Investors") in Fiscal 1995.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Neither Holding nor CPI has a Compensation Committee. All decisions on the compensation of executive officers and directors of Holding, CPI or any of their respective subsidiaries are made by the full board of directors.

None of the directors of Holding or CPI are officers or employees or former officers or employees of Holding, CPI or any of their respective subsidiaries, other than Mr. Petrini. None of the directors or officers has any relationships that would require disclosure by the Company pursuant to Item 404 of Regulation S-K ("Certain Relationships and Related Transactions"), except as described below.

LGP is investment adviser to, and an affiliate of the general partner of, GEI II, which holds approximately 73.1% of the outstanding shares of Holding. Holding, in turn, owns all of the outstanding shares of common stock of CPI. Messrs. Green, Danhakl and Annick, who are directors of Holding and CPI, are also stockholders of the general partner of LGP. See "Directors and Executive Officers." In connection with the Acquisition, Holding and CPI entered into a Management Services Agreement with LGP pursuant to which LGP will receive an annual fee of approximately $362,000 plus reasonable expenses for providing management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analysis, negotiating and structuring financing, and exploring, negotiating and arranging expansion and capital market opportunities, in the future. See "Certain Relationships and Related Transactions--Management Agreements."


COMPENSATION OF DIRECTORS

Individuals who are officers of Holding and CPI, as well as Messrs. Green, Danhakl and Annick, will not receive any compensation directly for their service on Holding's and CPI's Boards of Directors. Mr. Rutledge was paid annual compensation of $20,000 in Fiscal 2000. In addition, Holding and CPI have entered into a management services agreement pursuant to which LGP will receive an annual fee plus reasonable expenses for providing management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analyses, negotiating and structuring financing and exploring expansion opportunities, in the future. See "Certain Relationships and Related Transactions."

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of CPI's common stock is owned by Holding. The following table sets forth, as of December 1, 2000 certain information with respect to the beneficial ownership of Holding Common Stock by (i) each person known by Holding to own beneficially 5% or more of the outstanding shares of Holding Common Stock, (ii) each director of Holding and CPI, (iii) each person named in the summary compensation table, and (iv) all executive officers and directors as a group.

                                                                             Percent of
                                                  Amount and Nature of         Shares
Name and Address of Beneficial Owner(a)           Beneficial Ownership       Outstanding
--------------------------------------------      --------------------       -----------
Green Equity Investors II, L.P.(b) ...........          3,590,750               73.16%
11111 Santa Monica Boulevard, Suite 2000
Los Angeles, California 90025

Leonard I. Green(b) ..........................          3,590,750               73.16%
11111 Santa Monica Boulevard, Suite 2000
Los Angeles, California 90025

John G. Danhakl(b) ...........................          3,590,750               73.16%
11111 Santa Monica Boulevard, Suite 2000
Los Angeles, California 90025

Gregory J. Annick(b) .........................          3,590,750               73.16%
11111 Santa Monica Boulevard, Suite 2000
Los Angeles, California 90025

Al D. Wilunowski(c) ..........................            535,000               10.90%
607 Hansen Way
Palo Alto, California 94303

Bart F. Petrini ...............................                 0                   0%

William P. Rutledge ...........................                 0                   0%

John R. Beighley ..............................            11,250                 .23%

Don C. Coleman ................................            11,250                 .23%

Robert A. Fickett .............................            13,000                 .26%

Kwang Kim .....................................                 0                   0%

Directors and Executive Officers as a group
  (7 persons)(b) ................................       3,743,250               76.27%


---------------

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

(c) Includes 25,000 shares originally acquired by Mr. Wilunowski and subsequently transferred to his child.

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


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Management Agreements

LGP is investment adviser to, and an affiliate of the general partner of, GEI II, which holds approximately 73.1% of the outstanding shares of Holding. Holding, in turn, owns all of the outstanding shares of common stock of CPI. Messrs. Green, Danhakl and Annick, who are directors of Holding and CPI, are also stockholders of the general partner of LGP. In connection with the Acquisition, Holding and CPI entered into a Management Services Agreement with LGP pursuant to which LGP will receive an annual fee of approximately $362,000 plus reasonable expenses for providing management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analysis, negotiating and structuring financing, and exploring, negotiating and arranging expansion and capital market opportunities, in the future. The Management Services Agreement has a term of up to twelve years. Holding and CPI believe that the contacts and expertise provided by LGP in these areas enhance the Company's opportunities and management's expertise in these matters and that the fees to be paid to LGP fairly reflect the value of the services provided by LGP. In Fiscal 2000, LGP earned $362,000 pursuant to the terms of the Management Services Agreement.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

(a)     Financial Statement Schedule of CPI and Holding

        Schedule II - Valuation and Qualifying Accounts

(b)     Reports on Form 8-K

        None

(c)     Schedule of Exhibits


Exhibit No.    Description
-----------    -----------
   2.1(1)      Stock Sale Agreement between CPI (as successor by merger to CPII
               Acquisition Corp., then known as Communications & Power
               Industries Holding Corporation) and Varian dated as of June 9,
               1995.

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

   10.1.7(4)   Seventh Amendment to Credit Agreement among CPI, Holding, the other obligors named therein, the lenders named therein and
               Bankers Trust Company as Agent, dated as of December 27, 1999.

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

Exhibit No.    Description
-----------    -----------
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

   10.28(1)    Stock Subscription Agreement among Holding, CPII Acquisition
               Corp. and GEI II dated as of August 11, 1995.

Exhibit No.    Description
-----------    -----------
   10.29(1)    Management Services Agreement among CPI, Holding and Leonard
               Green & Partners, L.P. dated as of August 11, 1995.

   10.30(1)    1995 Holding Management Equity Plan (including Form of Management
               Subscription and Stockholders Agreement).

   10.31(4) Letter from Holding to Bart F. Petrini dated October 11, 1999 relating to terms of employment.

   10.32       Communications & Power Industries 2000 Stock Option Plan.

   10.33       Form of Stock Option Agreement.

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

                                      COMMUNICATIONS & POWER INDUSTRIES, INC.

                                       By:         /s/ Bart F. Petrini
                                          --------------------------------------
                                                     Bart F. Petrini
                                          Chief Executive Officer and President
                                                 Date:  December 22, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                          Title                             Date
        ---------                          -----                             ----
  /s/ Leonard I. Green                   Director                      December 22, 2000
-----------------------                                             ----------------------


   /s/ John G. Danhakl                   Director                      December 22, 2000
-----------------------                                             ----------------------


 /s/ Gregory J. Annick                   Director                      December 22, 2000
-----------------------                                             ----------------------

                            Chairman of the Board and Director
/s/ William P. Rutledge                                                December 22, 2000
-----------------------                                             ----------------------

                           Director, Chief Executive Officer and
  /s/ Bart F. Petrini     President (Principal Executive Officer)      December 22, 2000
-----------------------                                             ----------------------

                          Chief Financial Officer, Treasurer and
   /s/ Lynn E. Harvey       Secretary (Principle Financial and         December 22, 2000
-----------------------             Accounting Officer)             ----------------------

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

                                      COMMUNICATIONS & POWER INDUSTRIES HOLDING
                                      CORPORATION

                                       By:          /s/ Bart F. Petrini
                                          --------------------------------------
                                                     Bart F. Petrini
                                           Chief Executive Officer and President
                                                 Date: December 22, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                          Title                             Date
        ---------                          -----                             ----
  /s/ Leonard I. Green                   Director                      December 22, 2000
-----------------------                                             ----------------------


   /s/ John G. Danhakl                   Director                      December 22, 2000
-----------------------                                             ----------------------


 /s/ Gregory J. Annick                   Director                      December 22, 2000
-----------------------                                             ----------------------

                            Chairman of the Board and Director
/s/ William P. Rutledge                                                December 22, 2000
-----------------------
                                                                    ----------------------

   /s/ Bart F. Petrini     Director, Chief Executive Officer and
-----------------------   President (Principal Executive Officer)      December 22, 2000
                                                                    ----------------------

   /s/ Lynn E. Harvey     Chief Financial Officer, Treasurer and
-----------------------     Secretary (Principal Financial and         December 22, 2000
                                    Accounting Officer)             ----------------------

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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                         Industries Holding Corporation)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                     COMMUNICATIONS & POWER INDUSTRIES, INC.

                                                                                          Page
                                                                                          ----
Independent Auditors' Report..........................................................     F-2

Consolidated Balance Sheets as of September 29, 2000 and October 1, 1999 .............     F-3

Consolidated Statements of Operations for the 52-week periods ended September 29,
    2000, October 1, 1999 and October 2, 1998 ........................................     F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the 52-week
    periods ended September 29, 2000, October 1, 1999 and October 2, 1998 ............     F-5

Consolidated Statements of Cash Flows for the 52-week periods ended September 29,
    2000, October 1, 1999 and October 2, 1998.........................................     F-6

Notes to the Consolidated Financial Statements........................................     F-8


              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION

Independent Auditors' Report..........................................................    F-26

Consolidated Balance Sheets as of September 29, 2000 and October 1, 1999 .............    F-27

Consolidated Statements of Operations for the 52-week periods ended September 29,
    2000, October 1, 1999 and October 2, 1998 ........................................    F-28

Consolidated Statements of Stockholders' Equity (Deficit) for the 52-week
    periods ended September 29, 2000, October 1, 1999 and October 2, 1998.............    F-29

Consolidated Statements of Cash Flows for the 52-week periods ended September 29,
    2000, October 1, 1999 and  October 2, 1998 .......................................    F-30

Notes to the Consolidated Financial Statements........................................    F-32

                          FINANCIAL STATEMENT SCHEDULES

Communications & Power Industries, Inc................................................    F-50

Communications & Power Industries Holding Corporation.................................    F-51



                    COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                         Industries Holding Corporation)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Communications & Power Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Communications & Power Industries, Inc. (a wholly owned subsidiary of Communications & Power Industries Holding Corporation) and subsidiaries ("CPI") as of September 29, 2000 and October 1, 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the 52-week periods ended September 29, 2000, October 1, 1999 and October 2, 1998. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of CPI's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Communications & Power Industries, Inc. and subsidiaries as of September 29, 2000 and October 1, 1999, and the results of their operations and their cash flows for the 52-week periods ended September 29, 2000, October 1, 1999, and October 2, 1998, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                      s/KPMG LLP

Mountain View, California
December 1, 2000, except as to Notes 4(b) and 17, which are as of December 22, 2000



                    COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                         Industries Holding Corporation)

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                               September 29,       October 1,
                                          ASSETS                                                   2000               1999
                                          ------                                                ---------           ---------
CURRENT ASSETS
     Cash and cash equivalents                                                                  $   4,766               4,247
     Accounts receivable, net                                                                      42,434              49,596
     Inventories                                                                                   63,949              52,526
     Deferred taxes                                                                                 6,972               6,899
     Other current assets                                                                           1,603               1,524
                                                                                                ---------           ---------
         Total current assets                                                                     119,724             114,792
Property, plant, and equipment, net                                                                68,656              76,225
Goodwill and other intangibles, net                                                                26,090              28,723
Debt issue costs, net                                                                               4,627               5,594
Deferred taxes                                                                                      7,888               8,250

                                                                                                =========           =========
         Total assets                                                                           $ 226,985             233,584
                                                                                                =========           =========

LIABILITIES, SENIOR REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Revolving credit facility                                                                  $  39,800              35,000
     Current portion of term loans                                                                  6,012               7,700
     Current portion of capital leases                                                                960                 885
     Accounts payable                                                                              18,462              13,522
     Accrued expenses                                                                              16,903              16,489
     Product warranty                                                                               2,978               3,575
     Income taxes payable                                                                           9,518               8,978
     Advance payments from customers                                                                5,210               1,736
                                                                                                ---------           ---------
         Total current liabilities                                                                 99,843              87,885
Senior term loans                                                                                  10,000              15,986
Senior subordinated notes                                                                         100,000             100,000
Obligations under capital leases                                                                      895               1,825
                                                                                                ---------           ---------
         Total liabilities                                                                        210,738             205,696
                                                                                                ---------           ---------
SENIOR REDEEMABLE PREFERRED STOCK ($.01 par value, 325,000 shares authorized;
     297,346 and 259,120 shares issued and outstanding as of
     2000 and 1999, respectively, liquidation preference $100 per share)                           28,265              24,228
                                                                                                ---------           ---------
Commitments and contingencies
STOCKHOLDERS' EQUITY
     Junior Preferred Stock ($.01 par value, 525,000 shares authorized; 198,232 and 172,748 shares issued and outstanding as of 2000
         and 1999, respectively, liquidation preference $100 per share)                                 2                   2
     Common stock ($.01 par value, 400,000 shares authorized; 1 share
         issued and outstanding as of 2000 and 1999)                                                   --                  --
     Additional paid-in capital                                                                    38,328              35,803
     Accumulated deficit                                                                          (49,215)            (31,039)
     Stockholder loans                                                                             (1,133)             (1,106)
                                                                                                ---------           ---------
         Net stockholders' (deficit) equity                                                       (12,018)              3,660
                                                                                                ---------           ---------
         Total liabilities, senior redeemable preferred stock and stockholders' equity          $ 226,985             233,584
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



                    COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                         Industries Holding Corporation)


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                                          52-Week             52-Week             52-Week
                                                        period ended        period ended        period ended
                                                        September 29          October 1,          October 2,
                                                            2000                1999                1998
                                                          ---------           ---------           ---------
Sales                                                     $ 243,054             255,680             260,688
Cost of sales                                               188,748             199,638             194,410
                                                          ---------           ---------           ---------
Gross profit                                                 54,306              56,042              66,278
                                                          ---------           ---------           ---------
Operating costs and expenses:
      Research and development                                8,690               8,983               7,455
      Selling and marketing                                  18,524              19,590              19,168
      General and administrative                             18,253              18,206              13,088

                                                          ---------           ---------           ---------
Total operating costs and expenses                           45,467              46,779              39,711
                                                          ---------           ---------           ---------
Operating income                                              8,839               9,263              26,567
Foreign currency (loss) gain                                   (536)               (511)                153
Interest expense                                             18,663              17,805              17,793
                                                          ---------           ---------           ---------
(Loss) earnings before taxes                                (10,360)             (9,053)              8,927
Income tax expense                                            1,232                 605               3,750
                                                          ---------           ---------           ---------
Net (loss) earnings                                         (11,592)             (9,658)              5,177

Preferred dividends:
     Senior Redeemable Preferred Stock                        3,822               3,331               2,904
     Junior Preferred Stock                                   2,548               2,222               1,935

                                                          =========           =========           =========
Net (loss) earnings attributable to common stock          $ (17,962)            (15,211)                338
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



                    COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                         Industries Holding Corporation)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (in thousands, except share data)

                                                Junior                    Additional                                 Total
                                               Preferred      Common       Paid-in    Accumulated    Stockholder  Stockholders'
                                                 Stock         Stock       Capital       Deficit        Loans    Equity (Deficit)
                                               --------      --------      --------     --------      --------      --------
Balances, October 3, 1997                      $      1            --        32,143      (15,738)       (1,100)       15,306
                                               ========      ========      ========     ========      ========      ========
Amortization of discount and issue costs
      on Senior Redeemable Preferred Stock                                                  (214)                       (214)
Payment of dividends on Senior
      Redeemable Preferred Stock                                                          (2,904)                     (2,904)
Payment of dividends on Junior
      Preferred Stock                                                         1,935        (1,935)                        --
Net earnings                                                                               5,177                       5,177
Repayment of stockholder loans                                                                              80            80
Interest accrued on stockholder loans                                                                      (37)          (37)
Issuance of Treasury Stock                                                      696                                      696
Purchase of Treasury Stock                                                   (1,192)                                  (1,192)
                                               --------      --------      --------     --------      --------      --------
Balances, October 2, 1998                      $      1            --        33,582      (15,614)       (1,057)       16,912
                                               ========      ========      ========     ========      ========      ========

Amortization of discount and issue costs
      on Senior Redeemable Preferred Stock                                                  (214)                       (214)
Payment of dividends on Senior
      Redeemable Preferred Stock                                                          (3,331)                     (3,331)
Payment of dividends on Junior
      Preferred Stock                                 1                       2,221       (2,222)                         --
Net loss                                                                                  (9,658)                     (9,658)
Interest accrued on stockholder loans                                                                      (49)          (49)
                                               --------      --------      --------     --------      --------      --------
Balances, October 1, 1999                      $      2            --        35,803      (31,039)       (1,106)        3,660
                                               ========      ========      ========     ========      ========      ========

Amortization of discount and issue costs
      on Senior Redeemable Preferred Stock                                                  (214)                       (214)
Payment of dividends on Senior
      Redeemable Preferred Stock                                                          (3,822)                     (3,822)
Payment of dividends on Junior
      Preferred Stock                                                         2,548       (2,548)                         --
Net loss                                                                                 (11,592)                    (11,592)
Repayment of stockholder loans                                                                              20            20
Interest accrued on stockholder loans                                                                      (47)          (47)
Purchase of Treasury Stock                                                      (23)                                     (23)
                                               --------      --------      --------     --------      --------      --------
Balances, September 29, 2000                   $      2            --        38,328      (49,215)       (1,133)      (12,018)
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



                    COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                         Industries Holding Corporation)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                 52-Week         52-Week       52-Week
                                                               period ended   period ended   period ended
                                                               September 29,   October 1,     October 2,
                                                                   2000           1999          1998
                                                                 -------        -------        -------
OPERATING ACTIVITIES
       Net cash provided by operating activities                 $ 9,897          6,282         23,309
                                                                 -------        -------        -------
INVESTING ACTIVITIES
       Proceeds from sale of
            property, plant and equipment                             --             54             61
       Purchase of property, plant, and equipment                 (5,325)        (8,260)        (6,565)
       Product line acquisitions                                      --             --         (2,730)
       Purchase of net current assets in connection
            with acquisitions                                         --         (1,861)            --
       Purchase of property and equipment in connection
            with acquisitions                                         --           (523)            --
       Purchase of intangible assets in connection
            with acquisitions                                         --         (6,526)            --
                                                                 -------        -------        -------
       Net cash used in investing activities                      (5,325)       (17,116)        (9,234)
                                                                 -------        -------        -------
FINANCING ACTIVITIES
       Repayments on capital leases                                 (855)          (688)           (38)
       Net Proceeds/(Repayments) from revolving credit
            facility                                               4,800         21,700         (9,500)
       Repayments on senior term loans                            (7,995)        (6,379)        (5,700)
       Issuance of treasury stock                                     --             --            696
       Purchases of treasury stock                                   (23)            --         (1,192)
       Proceeds from stockholder loans                                20             --             80
                                                                 -------        -------        -------
       Net cash (used by) provided by financing activities        (4,053)        14,633        (15,654)
                                                                 -------        -------        -------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                         519          3,799         (1,579)
       Cash and cash equivalents at beginning of period            4,247            448          2,027
                                                                 -------        -------        -------
       Cash and cash equivalents at end of period                $ 4,766          4,247            448
                                                                 =======        =======        =======

See accompanying notes to the consolidated financial statements.



                    COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                         Industries Holding Corporation)


                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (in thousands)

                                                             52-Week          52-Week           52-Week
                                                           period ended     period ended      period ended
                                                           September 29,      October 1,       October 2,
                                                              2000              1999              1998
                                                            --------          --------          --------
DETAIL OF NET CASH PROVIDED
    BY OPERATING ACTIVITIES
Net (loss) earnings                                         $(11,592)           (9,658)            5,177
Adjustments to reconcile net (loss) earnings to
    net cash provided by operating activities:
       Depreciation                                           12,682            10,851             9,981
       Amortization of deferred debt issue costs               1,288             1,209             1,372
       Amortization of goodwill and intangibles                2,634             2,784             1,316
       Allowance for doubtful accounts                          (346)              507               354
       Deferred taxes                                            289                --             3,892
       Interest accrued on stockholder loans                     (47)              (49)              (37)
       Loss on the disposition of assets                         212                61                32
       Changes in operating assets and liabilities:
            Accounts receivable                                7,508               382             2,488
            Inventories                                      (11,423)            1,752            (1,863)
            Other current assets                                 (79)               17              (219)
            Accounts payable - trade                           4,940                72             2,721
            Accrued expenses                                     414               601               552
            Product warranty                                    (597)             (169)             (477)
            Income tax payable                                   540            (1,281)           (1,716)
            Advance payments from customers                    3,474              (797)             (264)
                                                            --------          --------          --------
Net cash provided by operating activities                   $  9,897             6,282            23,309
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



                    COMMUNICATIONS & POWER INDUSTRIES , INC.
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                         Industries Holding Corporation)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Communications & Power Industries, Inc. ("CPI" or "the Company") develops, manufactures and distributes microwave and power grid vacuum electronic devices, microwave amplifiers, modulators and various other power supply equipment and devices. The Company operates six manufacturing operations in North America, and sells and services its products and customers worldwide primarily through a direct sales force.

In August 1995, CPI acquired substantially all of the assets of Varian Associates, Inc.'s ("Varian") Electron Device business (the "Predecessor") and then was merged with a wholly owned subsidiary of Communications & Power Industries Holding Corporation ("Holding"), a corporation newly formed by a group of investors, including management of Holding and CPI. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated based upon the fair values of assets acquired and liabilities assumed as of August 11, 1995. Financing for the acquisition was obtained through the issuance of 12% Senior Subordinated Notes due 2005 (the "Senior Subordinated Notes") of CPI in the aggregate principal amount of $100.0 million, the issuance of Series A 14% Senior Redeemable Exchangeable Cumulative Preferred Stock due 2007 (the "Senior Redeemable Preferred Stock") of CPI and the issuance of Series A 14% Junior Cumulative Preferred Stock (the "Junior Preferred Stock") of CPI and common stock of Holding.


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

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The Company assesses the recoverability of the carrying amount of goodwill by determining whether the carrying amount of goodwill can be recovered through undiscounted net cash flows of the acquired operation over the remaining amortization period. If determined to be impaired, the carrying amount is reduced to its estimated fair value which is based on an estimate of discounted future net cash flows. Goodwill is being amortized on a straight-line basis over estimated useful lives ranging from 15 to 25 years. Accumulated amortization was $9.0 million and $6.4 million as of September 29, 2000 and October 1, 1999, respectively.

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

        Product Warranty

CPI's products are generally warranted for a variety of periods, typically one to five years or a predetermined product usage life. A provision for estimated future costs of repair, replacement or customer accommodations are reflected in the accompanying consolidated financial statements.

        Environmental Liabilities

Liabilities for environmental expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. There were no environmental liabilities established by CPI during Fiscal 2000, Fiscal 1999 or Fiscal 1998. Varian retained the environmental liabilities existing at the time CPI acquired substantially all of the assets of Varian's Electron Device business in August 1995.

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

        Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, revolving credit facility, term loans and long-term debt. The carrying value of CPI's cash and cash equivalents, accounts receivable, accounts payable, revolving credit facility and term loans approximate their fair values due to the relatively short period to maturity of the instruments. The fair value of CPI's Senior Subordinated Notes, based on quoted market prices or pricing models using current market rates, has been quoted at a level of 71.00 (100.00 is face value) as of October 25, 2000.

        Change in Accounting Estimate

During Fiscal 1998, CPI reviewed and revised downward its estimate of disposal costs used in its calculation of lower of cost or market write-downs for long-term contracts to more closely reflect its



                    COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                         Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

cost structure versus the assumptions carried forward from Varian's operations for sales related expenses. The change resulted in an increase to net income of approximately $1 million.

        Stock-Based Compensation


The Company accounts for stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations.


In March 2000, the FASB issued interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB
25. This Interpretation clarifies (a) the definition of an employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 on July 1, 2000. The adoption did not have a material effect on the Company's consolidated financial position or results of operations.

        Comprehensive Income

The Company has no components of other comprehensive income (loss) and, accordingly, comprehensive income (loss) is the same as reported net earnings
(loss) for all periods presented.


3. BALANCE SHEET COMPONENTS

        Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts of $797,000 and $1,143,000 as of September 29, 2000 and October 1, 1999,
respectively.

        Inventories

Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:

                                      Fiscal Year
  (Dollars in thousands)          2000           1999
                                -------         -------
Raw materials and parts         $46,859          39,953
Work in process                  14,731           9,878
Finished goods                    2,359           2,695
                                -------         -------
Total inventories               $63,949          52,526
                                =======         =======



                    COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                         Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


        Property, Plant, and Equipment

The main components of property, plant, and equipment are as follows:


                                                  Fiscal Year
   (Dollars in thousands)                   2000               1999
                                          ---------          ---------
Land and land leaseholds                  $  36,655             36,567
Buildings                                    21,117             19,750
Machinery and equipment                      52,801             49,042
Leased equipment                              4,102              4,031
Construction in progress                        672              2,984
                                          ---------          ---------
Subtotal                                    115,347            112,374
Less accumulated depreciation
        and amortization                    (46,691)           (36,149)
                                          ---------          ---------
Net property, plant and equipment         $  68,656             76,225
                                          =========          =========

Accumulated amortization of equipment under capital lease arrangements was $1,994,000 and $1,254,000 as of September 29, 2000 and October 1, 1999,
respectively, and related amortization expense is included in depreciation expense on the statement of cash flows.

        Accrued Expenses

Accrued expenses are comprised of the following:

                                            Fiscal Year
   (Dollars in thousands)              2000            1999
                                      -------         -------
Taxes                                 $ 1,147           1,187
Payroll and employee benefits          10,149           9,994
Accrued interest                        3,216           2,528
Other                                   2,391           2,780
                                      -------         -------
Total accrued expenses                $16,903          16,489
                                      =======         =======


4. SENIOR CREDIT AGREEMENT


(a) The Senior Credit Agreement provides for two term loans in the aggregate amount of $42.0 million, comprised of a $25.0 million "Term Loan A" tranche and a $17.0 million "Term Loan B" tranche, and a $45.0 million revolving credit facility ("Revolver") which includes a sub-facility of $7.5 million for letters of credit. Term Loan A was paid in full in August 2000. Term Loan B is subject to quarterly payments in aggregate annual amounts of $6.0 million and $10.0 million in Fiscal 2001 and Fiscal 2002, respectively, and terminates on August 12, 2002.

Availability of advances under the Revolver is subject to a borrowing base test. CPI's obligations under the Senior Credit Agreement are secured by substantially all of its assets (including the issued



                    COMMUNICATIONS & POWER INDUSTRIES , INC.
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                         Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

and outstanding capital stock of its direct and indirect subsidiaries) and are guaranteed by Holding and all of CPI's subsidiaries. As of September 29, 2000, CPI had $1.3 million available under the Revolver.

Borrowings under the Revolver bear interest at a rate equal to the Eurodollar Rate (approximately 6.6875% as of September 29, 2000) plus 3.00% per annum or the Base Rate (9.50% as of September 29, 2000) plus 1.50% per annum and borrowings under Term Loan B bear interest at a rate equal to the Eurodollar Rate plus 3.50% per annum or Base Rate plus 2.00% per annum, in each case as selected by CPI. In addition to customary fronting and other fees, CPI pays a fee equal to 1.5% per annum on outstanding but undrawn amounts of letters of credit and a commitment fee of 0.5% per annum on unused facilities under the Revolver.

(b) In December 2000, the Company terminated the Senior Credit Agreement and replaced it with a $61.0 million secured credit facility ("Credit Facility"). This new facility consists of a $41.0 million revolving line of credit, with a sub-facility of $10.0 million for letters of credit, which expires December 22, 2004, and a $20.0 million term loan, which expires December 22, 2002. The Credit Facility is secured by substantially all of the assets of CPI and is guaranteed by Holding and all of CPI's subsidiaries. Availability under the Credit Facility is based upon eligible receivables, machinery and equipment and certain real estate. The revolving line of credit provides for borrowings that will bear interest at a rate equal to LIBOR plus 3.25% per annum or Prime plus 1.75% per annum. The term loan provides for borrowings that will bear interest at rate equal to Prime plus 5.50% per annum. Additionally, the terms of the facility require the Company to maintain certain financial covenants and limit the payment of cash dividends on the Senior and Junior Preferred Stock. In addition to customary fronting and other fees, CPI will pay a fee equal to 1.25% per annum on outstanding but undrawn amounts of letters of credit; and additionally CPI will pay customary collateral management fees and a commitment fee of 0.375% per annum on unused facilities under the Credit Facility.


5. SENIOR SUBORDINATED NOTES

The $100 million principal amount of Senior Subordinated Notes mature in 2005 and bear interest at 12% per annum, payable semiannually. The payment of principal of, premium and interest on, and other obligations evidenced by the Notes is subordinated in right of payment, as set forth in the indenture governing the Senior Subordinated Notes (the "Indenture"), to the prior payment in full of all senior indebtedness (as defined), including indebtedness under the senior credit facility, whether outstanding on the date of the Indenture or thereafter incurred. CPI's payment obligations under the Notes are jointly and severally guaranteed by Holding and CPI's subsidiaries.

The Notes are subject to redemption at the option of CPI, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, thereon to the applicable redemption date, if redeemed during the 12-month period beginning on August 1 of the years indicated as follows:



                    COMMUNICATIONS & POWER INDUSTRIES , INC.
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                         Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


        Year             Percentage
-------------------      ----------
        2001                104.5%
        2002                103.0%
        2003                101.5%
2004 and thereafter         100.0%

Upon the occurrence of a change of control, each holder of Notes will have the right to require CPI to offer to repurchase all or any part of such holder's Notes. The senior credit facility currently prohibits CPI from making such an offer. In addition, the Indenture covering the Notes provides for various restrictions, including restrictions on mergers or the sales of CPI's assets, dividend payments, purchase, redemption, acquisition or retirement of equity interests of CPI or its affiliates, principal payment on any indebtedness of CPI or guarantors that is subordinated to the Notes, the incurrence of certain indebtedness, or the making of any restricted investment, as defined.


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

During the year ended September 29, 2000, CPI paid preferred dividends through the issuance of 38,226 shares of its Senior Redeemable Preferred Stock at a value of $100 per share.

The Senior Preferred Stock is redeemable at the option of CPI, in whole or in part from time to time, initially at 107% of the liquidation preference thereof and at decreasing prices thereafter to and including August 1, 2004 and thereafter at 100% of the liquidation preference thereof, together in each case with accumulated and unpaid dividends thereon. The Senior Preferred Stock is subject to mandatory redemption in whole on August 1, 2007 at a price equal to the liquidation preference thereof, plus accumulated and unpaid dividends.

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

CPI may, at its option, on any dividend payment date, exchange all, but not less than all, of the outstanding shares of Senior Preferred Stock into 14% Junior Subordinated Notes due 2007 (the "Exchange Notes"), so long as such exchange is permitted by the senior credit facility and the Indenture, in an aggregate principal amount not to exceed the aggregate liquidation preference, plus accumulated and unpaid dividends on the date of exchange. The Exchange Notes will be general unsecured obligations of CPI and will be subordinated to all existing and future senior indebtedness of CPI, including indebtedness under the Senior Credit Agreement and the Indenture. Except for terms relating to these subordination provisions, payment of interest on a quarterly basis, optional redemption and the date on which repayment is mandatory (all of which terms would be similar to the terms of Senior Preferred Stock), the terms of the Exchange Notes will be generally identical to the Notes.


7. JUNIOR PREFERRED STOCK

CPI is authorized to issue up to 525,000 shares of nonvoting Series A 14% Junior Cumulative Preferred Stock (the "Junior Preferred Stock") including shares of Junior Preferred Stock which may be used to pay dividends on the Junior Preferred Stock if CPI elects to pay dividends in shares of Junior Preferred Stock. The aggregate liquidation preference of the Junior Preferred Stock issued in connection with the formation of CPI in 1995 was $10.0 million. Dividends on the Junior Preferred Stock accrue at the rate of 14% per annum and are payable quarterly, commencing on November 1, 1995. On or before the redemption of the Senior Preferred Stock or the exchange of Senior Preferred Stock into Exchange Notes, CPI is required to pay dividends on the Junior Preferred Stock in additional fully paid and non-assessable shares of Junior Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. After such redemption or exchange, CPI may, at its option and subject to debt and senior preferred stock covenant restrictions, pay dividends on the Junior Preferred Stock in cash or in additional fully paid and non-assessable shares of Junior Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends.

During the year ended September 29, 2000, CPI paid preferred dividends through the issuance of 25,484 shares of its Junior Preferred Stock at a value of $100 per share.

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



                    COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                         Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


8. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $16.7 million, $16.6 million and $16.4 million in Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively. Cash (refunded) paid for taxes was $(32,000), $1.8 million and $1.1 million in Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.

Non-cash financing activities included the payment of preferred dividends by CPI on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 38,226, 33,312 and 29,029 additional shares of its Senior Redeemable Preferred Stock and 25,484, 22,208 and 19,354 additional shares of its Junior Preferred Stock during Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively. Amortization of discount and issue costs on the Senior Redeemable Preferred Stock was $214,000 for each of the three years Fiscal 2000, Fiscal 1999 and Fiscal 1998. Equipment of $0.3 million and $1.5 million was acquired under capital leases for Fiscal 1999 and Fiscal 1998, respectively; no equipment was acquired under capital leases for Fiscal 2000.


9. LEASE COMMITMENTS

At September 29, 2000, CPI was committed to minimum rentals under non-cancelable operating lease agreements primarily for land and facility space. CPI also leases certain computer equipment under capital leases that expire in 2003. As collateral for these capital leases, CPI has issued letters of credit totaling $1.3 million. A summary of future minimum lease payments (in thousands) follows:


                                                           Capital       Operating      Sublease
    Fiscal Year                                            Leases         Leases         Income
    -----------                                            ------         ------         ------
    2001                                                   $1,087          1,365          1,081
    2002                                                      925          1,023            174
    2003                                                       33            681             75
    2004                                                       --            310             --
    2005                                                       --            258             --
                                                           ------         ------         ------
    Total future minimum lease payments                     2,045          3,637          1,330
                                                                          ======         ======
    Less amount representing interest, sales
      tax and additional obligations                          190
                                                           ------
    Present value of future minimum lease
      payments                                              1,855
    Less current portion of obligations
      under capital leases                                    960
                                                           ------
    Obligations under capital leases, less
      current portion                                      $  895
                                                           ======

Real estate taxes, insurance, and maintenance are also obligations of CPI. Rental expense under non-cancelable operating leases amounted to $997,000, $943,000 and $721,000 for Fiscal 2000, Fiscal 1999 and Fiscal 1998,
respectively.



                    COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                         Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


10. CONTINGENCIES

The amount of outstanding letters of credit provided for under CPI's Senior Credit Agreement was approximately $3.9 million as of September 29, 2000. These outstanding obligations are comprised of the following: $1.8 million to foreign customers related to an advance payment guarantee, $1.3 million to two lenders related to capital lease arrangements and $0.8 million to various other beneficiaries related primarily to insurance needs and performance bond guarantees.

Varian is currently a defendant in certain legal actions relating to its operation of the assets sold to the Company and could incur an uninsured liability in one or more of them. The Company's acquisition agreement with Varian provides for Varian's retention of liability arising out of the above referenced litigation. Accordingly, in the opinion of management, the outcome of that litigation will not have a material adverse effect on the financial condition, results of operations or cash flows of CPI.

Varian has also been named by the Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at sites to which Varian is alleged to have shipped manufacturing waste for disposal. Varian is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, local and/or state agencies at certain facilities of CPI. Uncertainty as to (a) the extent to which Varian caused, if at all, the conditions being investigated; (b) the extent of environmental contamination and risks; (c) the applicability of changing and complex environmental laws; (d) the number and financial viability of other potentially responsible parties; (e) the stage of the investigation and/or remediation; (f) the unpredictability of investigation and/or remediation costs (including as to when they will be incurred); (g) applicable clean-up standards;
(h) the remediation (if any) which will ultimately be required; and (i) available technology make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken.

The Company's acquisition agreement with Varian provides for Varian's retention of liability arising out of investigative and remedial action and environmental claims for conditions existing as of the closing date at the above-referenced facilities. Accordingly, based on information currently available, management believes that the costs of these matters are not likely to have a material adverse effect on the financial condition, results of operations and cash flows of CPI.

From time to time, CPI may be subject to other claims that arise in the ordinary course of business. In the opinion of management, all such matters involve amounts which would not have a material adverse effect on the Company's consolidated financial position if unfavorably resolved.

11. SEGMENTS AND RELATED INFORMATION

The Company has two reportable segments: vacuum electronic devices ("VEDs") and satcom equipment. Reportable segments are differentiated based on product. The VED segment is made up of four operating units, which have been aggregated. Each operating unit has a President that reports to the Office of the Chief Operating Officer, held jointly by two of the Presidents, that in turn reports directly to the Chief Executive Officer ("CEO").



                    COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                         Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The CEO evaluates performance and allocates resources to each of these operating units based on the Company's principal performance measure, earnings before income taxes, interest, depreciation and amortization ("EBITDA"). These four operating units have similar economic characteristics as measured by EBITDA. The Company's analysis of the similarity of economic characteristics was based on both a historical and anticipated future analysis of performance. In addition, the aggregated units are similar in (i) the nature of their products, (ii) their manufacturing processes, (iii) their customers and, (iv) their distribution and sales methods.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table. Included in the "Other" column is financial information for the Company's Solid State Products Division, which did not meet the quantitative thresholds, and certain unallocated corporate-level operating expenses.


                                                           Satcom
  (Dollars in thousands)                   VEDs           Equipment          Other             Total
                                         --------         --------          --------          --------
Fiscal Year 2000:
-----------------
Revenues from external customers         $188,800           48,190             6,064           243,054
Intersegment product transfers              9,524               --             1,232            10,756
EBITDA                                     29,773           (3,348)           (2,806)           23,619
Total Assets                              120,012           27,956            79,017           226,985
Capital Expenditures                        3,078              996             1,251             5,325

Fiscal Year 1999:
-----------------
Revenues from external customers         $186,852           61,901             6,927           255,680
Intersegment product transfers             14,514               --             1,740            16,254
EBITDA                                     23,862            2,939            (4,274)           22,527
Total Assets                              118,701           32,648            82,235           233,584
Capital Expenditures                        5,447              920             1,893             8,260



                    COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                         Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                                                          Satcom
   (Dollars in thousands)                  VEDs           Equipment          Other             Total
                                         --------         --------         --------          --------
Fiscal Year 1998:
Revenues from external customers         $181,479           77,069            2,140           260,688
Intersegment product transfers             16,747               --               --            16,747
EBITDA                                     30,859            8,950           (1,792)           38,017
Total Assets                              124,802           32,643           71,767           229,212
Capital Expenditures                        4,805            1,156              604             6,565

A reconciliation of EBITDA from reportable segments to (Loss) Earnings before Taxes is as follows:

    (Dollars in thousands)             Fiscal            Fiscal            Fiscal
                                        2000              1999              1998
                                      --------          --------          --------
Segment EBITDA                        $ 23,619            22,527            38,017
Less:
Depreciation and amortization           15,316            13,635            11,297
Other                                       --               140                --
Interest expense                        18,663            17,805            17,793
                                      --------          --------          --------
(Loss) earnings before taxes          $(10,360)           (9,053)            8,927
                                      ========          ========          ========

CPI's operations outside of North America consist of sales offices in certain foreign countries. Long-lived assets outside of North America are less than 10% of total consolidated assets. Information about CPI's sales to geographical regions is presented in the table below. Sales to unaffiliated customers are based on the location of the customer. There are no individual foreign countries in which sales are considered material.


                                               Net Sales
                              ------------------------------------------
  (Dollars in thousands)       Fiscal           Fiscal           Fiscal
                                2000             1999             1998
                              --------         --------         --------
United States                 $163,484          167,508          159,322
All foreign countries           79,570           88,172          101,366
                              --------         --------         --------
Total Sales                   $243,054          255,680          260,688
                              ========         ========         ========

CPI has a single customer that accounts for 10% or more of consolidated sales. Sales to this customer were $41.3 million, $40.8 million and $35.5 million of the Company's consolidated sales for Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively. A substantial majority of these sales were VED segment products, but this customer also purchased satcom equipment products.


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

                                                  CPI         Customer        Total
    (Dollars in thousands)                    Sponsored      Sponsored       Incurred
                                                ------         ------         ------
52-week period ended September 29, 2000         $8,690          6,476         15,166
52-week period ended October 1, 1999             8,983          8,586         17,569
52-week period ended October 2, 1998             7,455          5,973         13,428


13. PROVISION FOR INCOME TAXES

Earnings (loss) before income taxes for domestic and non-U.S. operations is as follows:

                                       52-week             52-week              52-week
                                     period ended        period ended         period ended
                                     September 29,        October 1,           October 2,
  (Dollars in thousands)                 2000                1999                1998
                                       --------            --------            --------
Domestic                               $(13,985)            (12,017)              3,360
Non-U.S                                   3,625               2,964               5,567
                                       --------            --------            --------
Total                                  $(10,360)             (9,053)              8,927
                                       ========            ========            ========

Income tax expense is comprised of the following:

                            52-week         52-week        52-week
                          period ended   period ended    period ended
                          September 29,    October 1,     October 2,
  (Dollars in thousands)      2000           1999           1998
                             ------         ------         ------
CURRENT
    U.S. federal             $   --             --             80
    State                        --             --           (571)
    Non-U.S                     943            605            632
                             ------         ------         ------
      Total Current             943            605            141
                             ------         ------         ------
DEFERRED
    U.S. federal                 --             --          3,677
    State                        --             --           (545)
    Non-U.S                     289             --            477
                             ------         ------         ------
      Total Deferred            289             --          3,609
                             ------         ------         ------

Income tax expense           $1,232            605          3,750
                             ======         ======         ======



                    COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                         Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


The significant components of the CPI's deferred tax assets and liabilities are as follows:

                                                                  Fiscal Year
                                                      ------------------------------------
  (Dollars in thousands)                                2000                        1999
                                                      --------                    --------
DEFERRED TAX ASSETS:
   Inventory                                          $  6,154                       4,751
   Product warranty                                         62                       2,234
   Accrued vacation                                      1,977                       2,009
   Deferred compensation                                   658                         607
   Excess purchase price                                 7,309                       8,326
   Foreign tax credit carryforwards                      4,750                       3,043
   Net operating loss carryforwards                      4,466                       2,148
                                                      --------                    --------
     Total deferred tax assets                          25,376                      23,118

DEFERRED TAX LIABILITIES:
   Accelerated depreciation                             (3,217)                     (3,285)
   Foreign jurisdictions, net                             (993)                       (191)
   Other                                                   128                         234
                                                      --------                    --------
     Total deferred tax liabilities                     (4,082)                     (3,242)
                                                      --------                    --------
Total deferred tax assets                               21,294                      19,876
Valuation allowance                                     (6,434)                     (4,727)
                                                      --------                    --------
Net deferred tax asset                                $ 14,860                      15,149
                                                      ========                    ========

The provision for income tax expense for the fiscal years ended consists of current income tax payable in foreign jurisdictions. Although the Company has a consolidated pretax loss, most foreign operations have been profitable during Fiscal 2000 and Fiscal 1999.

The Company has unutilized U.S. Federal net operating loss carryforward of $12.9 million, and unutilized U.S. Federal foreign tax credit carryforwards of $4.75 million and $3.0 million at the end of Fiscal 2000 and Fiscal 1999, respectively. The net operating loss carryforward expires in the years beginning 2020 for Federal purposes and 2004 for California tax purposes. The foreign tax credit carryovers expire in the years 2002 through 2005.

A valuation allowance of $6.4 million was established at the end of Fiscal 2000 principally to account for the likely expiration of these foreign tax credit carryovers and the California net operating loss carryovers. Management has established a valuation allowance to reduce the net deferred tax asset to a level it believes is realizable based upon its business forecast.



                    COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                         Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The differences between the effective income tax rate and the statutory federal income tax rate are as follows:

                                                      52-week          52-week           52-week
                                                   period ended      period ended      period ended
                                                   September 29,      October 1,        October 2,
                                                       2000              1999              1998
                                                   -------------     ------------      ------------
Statutory federal income tax (benefit) rate           (35.0%)           (35.0%)            35.0%
Current year losses and NOL for which
    no tax benefits recognized                         34.4%             39.4%               --
Rate differential on foreign income tax
    expense (benefit) and withholding tax              11.9%             (7.2%)             2.0%
Non-deductible expenses                                  .6%              (.8%)              --
Other                                                    --              (3.1%)             5.0%
                                                       ----              -----             ----
Effective tax rate                                     11.9%             (6.7%)            42.0%
                                                       ====              =====             ====

14. RETIREMENT AND PROFIT SHARING PLANS

CPI provides a qualified 401(k) investment plan covering substantially all of its domestic and Canadian employees. The plan provides for CPI to contribute an amount based on a percentage of each participant's base pay. CPI also has a Non-Qualified Deferred Compensation Plan (the "Non-Qualified Plan") that allows eligible executives and directors to defer a portion of their compensation. Participant contributions and CPI matching contributions to the Non-Qualified Plan are always 100% vested. The deferred compensation liability amounted to approximately $401,000 and $312,000 as of September 29, 2000 and October 1, 1999, respectively.

Total CPI contributions to these plans were $2.6 million for Fiscal 2000, Fiscal 1999, and Fiscal 1998, respectively.

CPI's bonus program provides incentive bonuses to senior management if certain performance goals are achieved and to employees if these goals are exceeded. Such performance goals are measured based upon earnings before interest, taxes, depreciation and amortization, return on sales and asset utilization.

15. RELATED PARTY TRANSACTIONS

Holding and CPI have entered into an agreement to pay $362,000, plus out-of-pocket expenses, annually to an advisor group, which is an affiliate of Holding's majority shareholder. Certain individuals who are stockholders of this general partner of the advisor group are members of Holding's and CPI's respective Boards of Directors.

In connection with Holding's 1995 Management Equity Plan, certain executive officers of CPI and Holding elected to pay a portion of the purchase price for their Management Shares by delivery of a secured promissory note to Holding. The aggregate principal amount of such Management Notes was $875,376 as of September 29, 2000. Of this amount, $700,000 is secured by a pledge of a portion (from 50% to 75%) of the Management Shares issued to each executive officer and is guaranteed by



                    COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                         Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Varian. The balance of $175,376 is secured by a pledge of approximately 91% of the Management Shares issued, but is not guaranteed by Varian. Outstanding principal under each type of Management Note bears interest at an annually adjustable rate equal to the "Applicable Federal Rate" in effect under Internal Revenue Code Section 1274(d) for obligations of a term equal to the then-remaining term of such note. Recourse by Holding under both types of Management Notes is limited to the Management Shares pledged to secure the applicable note. During Fiscal 2000, the initial payments on these promissory notes, originally scheduled to begin August 11, 2000, were extended into Fiscal 2001 pending review by the Board of Directors.

16. PARENT COMPANY DATA

Holding has guaranteed CPI's senior debt obligations. Holding has no operations other than its ownership of CPI. The consolidated balance sheets of Holding as of September 29, 2000 and October 1, 1999 are substantially identical to that of CPI and its subsidiaries, other than the presentation of CPI's preferred stock as minority interest and the components of stockholders' equity of Holding and is summarized as follows (in thousands, except per share amounts):

                                                                               September 29,          October 1,
                        ASSETS                                                     2000                  1999
                        ------                                                 ------------           ----------
Current assets                                                                   $ 119,724               114,792
Long-term assets                                                                   107,261               118,792
                                                                                 ---------             ---------
     Total assets                                                                $ 226,985               233,584
                                                                                 =========             =========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                                                              $  99,843                87,885
Long-term  debt and deferred taxes                                                 110,895               117,811
                                                                                 ---------             ---------
     Total liabilities                                                             210,738               205,696
Senior Redeemable Preferred Stock of subsidiary                                     28,265                24,228
Junior Preferred Stock of subsidiary                                                19,170                16,622
Stockholders' Equity:
     Common stock ($.01 par value, 6,500,000 shares authorized;
        4,908,172 shares issued and outstanding as of 2000 and 1999.)                   49                    49
     Additional paid-in capital                                                     19,111                19,134
     Accumulated deficit                                                           (49,215)              (31,039)
     Less stockholder loans                                                         (1,133)               (1,106)
                                                                                 ---------             ---------
          Total liabilities and stockholders' equity                             $ 226,985               233,584
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



                    COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


17. SUBSEQUENT EVENTS

On December 22, 2000, a sale-leaseback transaction related to CPI's facilities in San Carlos, California was accomplished between CPI and Holding. Holding paid CPI aggregate consideration of $23.0 million for the San Carlos real estate, consisting of $17.25 million in cash and an unsecured promissory note in the principal amount of $5.75 million maturing in nine years, with interest-only payments on a quarterly basis at the rate of 15.5% per annum, with up to 35.25% of each interest payment payable in kind, at a Holding's option, by its issuance of additional notes. CPI and Holding entered into a lease of the San Carlos real property for a term of twenty (20) years on a net basis with a fixed annual rent (payable in equal monthly installments) of $2.45 million. Holding financed the cash portion of the San Carlos purchase price and its fees and expenses with respect to the transaction by borrowing $18.0 million from Wells Fargo Bank, which loan matures June 1, 2002, bears interest at LIBOR plus 3.25% and is secured on a non-recourse basis (subject to normal and customary exceptions) by the San Carlos real property. CPI realized a gain of approximately $8.4 million on the transaction that will be amortized over the term of the lease.



                        COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION
                                and subsidiaries

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Communications & Power Industries Holding Corporation:

We have audited the accompanying consolidated balance sheets of Communications & Power Industries Holding Corporation and subsidiaries ("Holding") as of September 29, 2000 and October 1, 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the 52-week periods ended September 29, 2000, October 1, 1999 and October 2, 1998. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of Holding's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Communications & Power Industries Holding Corporation and subsidiaries as of September 29, 2000 and October 1, 1999, and the results of their operations and their cash flows for the 52-week periods ended September 29, 2000, October 1, 1999, and October 2, 1998, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                    /s/ KPMG LLP

Mountain View, California
December 1, 2000, except as to Notes 4(b) and 19, which are as of December 22, 2000


                        COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION
                                and subsidiaries


                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                           September 29,    October 1,
                                                                                               2000            1999
                                                                                           -------------    ----------
                                     ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                                              $   4,766           4,247
      Accounts receivable, net                                                                  42,434          49,596
      Inventories                                                                               63,949          52,526
      Deferred taxes                                                                             6,972           6,899
      Other current assets                                                                       1,603           1,524
                                                                                             ---------       ---------
          Total current assets                                                                 119,724         114,792
Property, plant, and equipment, net                                                             68,656          76,225
Goodwill and other intangibles, net                                                             26,090          28,723
Debt issue costs, net                                                                            4,627           5,594
Deferred taxes                                                                                   7,888           8,250

                                                                                             ---------       ---------
          Total assets                                                                       $ 226,985         233,584
                                                                                             =========       =========

LIABILITIES, SENIOR REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
      Revolving credit facility                                                              $  39,800          35,000
      Current portion of term loans                                                              6,012           7,700
      Current portion of capital leases                                                            960             885
      Accounts payable - trade                                                                  18,462          13,522
      Accrued expenses                                                                          16,903          16,489
      Product warranty                                                                           2,978           3,575
      Income taxes payable                                                                       9,518           8,978
      Advance payments from customers                                                            5,210           1,736
                                                                                             ---------       ---------
          Total current liabilities                                                             99,843          87,885
Senior term loans                                                                               10,000          15,986
Senior subordinated notes                                                                      100,000         100,000
Obligations under capital leases                                                                   895           1,825
                                                                                             ---------       ---------
          Total liabilities                                                                    210,738         205,696
                                                                                             ---------       ---------
SENIOR REDEEMABLE PREFERRED STOCK ($.01 par value,
      325,000 shares authorized; 297,346 and 259,120 shares issued and outstanding
      as of 2000 and 1999, respectively, liquidation preference $100 per share)                 28,265          24,228
                                                                                             ---------       ---------
JUNIOR PREFERRED STOCK OF CPI ($.01 par value, 525,000 shares authorized:  198,232 and 172,748 shares issued and outstanding as of 2000
      and 1999, respectively, liquidation preference $100 per share)                            19,170          16,622
                                                                                             ---------       ---------
Commitments and contingencies

STOCKHOLDERS' EQUITY
      Common stock ($.01 par value, 6,500,000 shares authorized; 4,908,172 shares
          issued and outstanding as of 2000 and 1999.)                                              49              49
      Additional paid-in capital                                                                19,111          19,134
      Accumulated deficit                                                                      (49,215)        (31,039)
      Stockholder loans                                                                         (1,133)         (1,106)
                                                                                             ---------       ---------
          Net stockholders' (deficit)                                                          (31,188)        (12,962)
                                                                                             ---------       ---------
          Total liabilities, senior redeemable preferred stock and stockholders' equity      $ 226,985         233,584
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


                        COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION
                                and subsidiaries


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                      52-Week          52-Week         52-Week
                                                    period ended    period ended    period ended
                                                    September 29,     October 1,      October 2,
                                                         2000            1999            1998
                                                    -------------   ------------    ------------
Sales                                                 $ 243,054         255,680         260,688
Cost of sales                                           188,748         199,638         194,410
                                                      ---------       ---------       ---------
Gross profit                                             54,306          56,042          66,278
                                                      ---------       ---------       ---------
Operating costs and expenses:
     Research and development                             8,690           8,983           7,455
     Selling and marketing                               18,524          19,590          19,168
     General and administrative                          18,253          18,206          13,088

                                                      ---------       ---------       ---------
Total operating costs and expenses                       45,467          46,779          39,711
                                                      ---------       ---------       ---------
Operating income                                          8,839           9,263          26,567
Foreign currency (loss) gain                               (536)           (511)            153
Interest expense                                         18,663          17,805          17,793
                                                      ---------       ---------       ---------
(Loss) earnings before taxes                            (10,360)         (9,053)          8,927
Income tax expense                                        1,232             605           3,750
                                                      ---------       ---------       ---------
Net (loss) earnings                                     (11,592)         (9,658)          5,177

Preferred dividends:
    Senior Redeemable Preferred Stock                     3,822           3,331           2,904
    Junior Preferred Stock                                2,548           2,222           1,935

                                                      ---------       ---------       ---------
Net (loss) earnings attributable to common stock      $ (17,962)        (15,211)            338
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


                        COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION
                                and subsidiaries


            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (in thousands, except share data)


                                                                                                      Total
                                                         Additional                               Stockholders'
                                              Common       Paid-in     Accumulated   Stockholder     Equity
                                               Stock       Capital       Deficit        Loans       (Deficit)
                                              -------    ----------    -----------   -----------  -------------
Balances, October 3, 1997                     $    49       19,630       (15,738)       (1,100)        2,841
                                              =======      =======       =======       =======       =======

Amortization of discount and issue costs
   on Senior Redeemable Preferred Stock                                     (214)                       (214)
Payment of dividends on Senior
   Redeemable Preferred Stock                                             (2,904)                     (2,904)
Payment of dividends on Junior
   Preferred Stock                                                        (1,935)                     (1,935)
Net earnings                                                               5,177                       5,177
Repayment of stockholder loans                                                              80            80
Interest accrued on stockholder loans                                                      (37)          (37)
Issuance of Treasury Stock                                     696                                       696
Purchase of Treasury Stock                                  (1,192)                                   (1,192)
                                              -------      -------       -------       -------       -------
Balances, October 2, 1998                     $    49       19,134       (15,614)       (1,057)        2,512
                                              =======      =======       =======       =======       =======

Amortization of discount and issue costs
   on Senior Redeemable Preferred Stock                                     (214)                       (214)
Payment of dividends on Senior
   Redeemable Preferred Stock                                             (3,331)                     (3,331)
Payment of dividends on Junior
   Preferred Stock                                                        (2,222)                     (2,222)
Net loss                                                                  (9,658)                     (9,658)
Interest accrued on stockholder loans                                                      (49)          (49)
                                              -------      -------       -------       -------       -------
Balances, October 1, 1999                     $    49       19,134       (31,039)       (1,106)      (12,962)
                                              =======      =======       =======       =======       =======

Amortization of discount and issue costs
   on Senior Redeemable Preferred Stock                                     (214)                       (214)
Payment of dividends on Senior
   Redeemable Preferred Stock                                             (3,822)                     (3,822)
Payment of dividends on Junior
   Preferred Stock                                                        (2,548)                     (2,548)
Net loss                                                                 (11,592)                    (11,592)
Repayment of stockholder loans                                                              20            20
Interest accrued on stockholder loans                                                      (47)          (47)
Purchase of Treasury Stock                                     (23)                                      (23)
                                              -------      -------       -------       -------       -------
Balances, September 29, 2000                  $    49       19,111       (49,215)       (1,133)      (31,188)
                                              =======      =======       =======       =======       =======



See accompanying notes to the consolidated financial statements.


                        COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION
                                and subsidiaries


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                              52-Week       52-Week       52-Week
                                                            period ended  period ended  period ended
                                                            September 29,   October 1,    October 2,
                                                                2000          1999          1998
                                                            ------------- ------------  ------------
OPERATING ACTIVITIES
      Net cash provided by operating activities                $ 9,897         6,282        23,309
                                                               -------       -------       -------
INVESTING ACTIVITIES
      Proceeds from sale of
           property, plant and equipment                            --            54            61
      Purchase of property, plant, and equipment                (5,325)       (8,260)       (6,565)
      Product line acquisitions                                     --            --        (2,730)
      Purchase of net current assets in connection
           with acquisitions                                        --        (1,861)           --
      Purchase of property and equipment in connection
           with acquisitions                                        --          (523)           --
      Purchase of intangible assets in connection
           with acquisitions                                        --        (6,526)           --
                                                               -------       -------       -------
      Net cash used in investing activities                     (5,325)      (17,116)       (9,234)
                                                               -------       -------       -------
FINANCING ACTIVITIES
      Repayments on capital leases                                (855)         (688)          (38)
      Net Proceeds/(Repayments) from revolving credit
           facility                                              4,800        21,700        (9,500)
      Repayments on senior term loans                           (7,995)       (6,379)       (5,700)
      Issuance of treasury stock                                    --            --           696
      Purchases of treasury stock                                  (23)           --        (1,192)
      Proceeds from stockholder loans                               20            --            80
                                                               -------       -------       -------
      Net cash (used by) provided by financing activities       (4,053)       14,633       (15,654)
                                                               -------       -------       -------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                       519         3,799        (1,579)
      Cash and cash equivalents at beginning of period           4,247           448         2,027
                                                               -------       -------       -------
      Cash and cash equivalents at end of period               $ 4,766         4,247           448
                                                               =======       =======       =======



See accompanying notes to the consolidated financial statements.


                        COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION
                                and subsidiaries


                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (in thousands)


                                                        52-Week        52-Week        52-Week
                                                      period ended  period ended    period ended
                                                      September 29,   October 1,     October 2,
                                                          2000           1999           1998
                                                      ------------  ------------    ------------
DETAIL OF NET CASH PROVIDED
    BY OPERATING ACTIVITIES
Net (loss) earnings                                     $(11,592)        (9,658)         5,177
Adjustments to reconcile net (loss) earnings to
    net cash provided by operating activities:
      Depreciation                                        12,682         10,851          9,981
      Amortization of deferred debt issue costs            1,288          1,209          1,372
      Amortization of goodwill and intangibles             2,634          2,784          1,316
      Allowance for doubtful accounts                       (346)           507            354
      Deferred taxes                                         289             --          3,892
      Interest accrued on stockholder loans                  (47)           (49)           (37)
      Loss on the disposition of assets                      212             61             32
      Changes in operating assets and liabilities:
           Accounts receivable                             7,508            382          2,488
           Inventories                                   (11,423)         1,752         (1,863)
           Other current assets                              (79)            17           (219)
           Accounts payable - trade                        4,940             72          2,721
           Accrued expenses                                  414            601            552
           Product warranty                                 (597)          (169)          (477)
           Income tax payable                                540         (1,281)        (1,716)
           Advance payments from customers                 3,474           (797)          (264)
                                                        --------       --------       --------
Net cash provided by operating activities               $  9,897          6,282         23,309
                                                        ========       ========       ========


See accompanying notes to the consolidated financial statements.


                        COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION
                                and subsidiaries


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


1.  NATURE OF OPERATIONS

Communications & Power Industries Holding Corporation ("Holding"), through its wholly owned subsidiary, Communications & Power Industries, Inc. ("CPI", both companies together referred to as "the Company") develops, manufactures and distributes microwave and power grid vacuum electronic devices, microwave amplifiers, modulators and various other power supply equipment and devices. The Company operates six manufacturing operations in North America, and sells and services its products and customers worldwide primarily through a direct sales force.

In August 1995, CPI acquired substantially all of the assets of Varian Associates, Inc.'s ("Varian") Electron Device business (the "Predecessor") and then was merged with a wholly owned subsidiary of Communications & Power Industries Holding Corporation, a corporation newly formed by a group of investors, including management of Holding and CPI. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated based upon the fair values of assets acquired and liabilities assumed as of August 11, 1995. Financing for the acquisition was obtained through the issuance of 12% Senior Subordinated Notes due 2005 (the "Senior Subordinated Notes") of CPI in the aggregate principal amount of $100.0 million, the issuance of Series A 14% Senior Redeemable Exchangeable Cumulative Preferred Stock due 2007 (the "Senior Redeemable Preferred Stock") of CPI and the issuance of Series A 14% Junior Cumulative Preferred Stock (the "Junior Preferred Stock") of CPI and common stock of Holding.


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

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The Company assesses the recoverability of the carrying amount of goodwill by determining whether the carrying amount of goodwill can be recovered through undiscounted net cash flows of the acquired operation over the remaining amortization period. If determined to be impaired, the carrying amount is reduced to its estimated fair value which is based on an estimate of discounted future net cash flows. Goodwill is being amortized on a straight-line basis over estimated useful lives ranging from 15 to 25 years. Accumulated amortization was $9.0 million and $6.4 million as of September 29, 2000 and October 1, 1999, respectively.

On October 6, 1998, CPI acquired Microwave Components Division ("MCD") of Aydin Corporation for approximately $8.9 million with net assets of approximately $2.4 million. Of the $6.5 million difference between the purchase price and the fair value of the net assets acquired, $3.4 million was allocated to goodwill and $3.1 million was allocated to other identifiable intangibles including


                        COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION
                                and subsidiaries


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


customer list, trade name, covenant not to compete, software tights and debt issuance cost, whose useful lives range from 1 to 3 years. This acquisition was accounted for as a purchase.

               Product Warranty

The Company's products are generally warranted for a variety of periods, typically one to five years or a predetermined product usage life. A provision for estimated future costs of repair, replacement or customer accommodations are reflected in the accompanying consolidated financial statements.

               Environmental Liabilities

Liabilities for environmental expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. There were no environmental liabilities established by the Company during Fiscal 2000, Fiscal 1999 or Fiscal 1998. Varian retained the environmental liabilities existing at the time the Company acquired substantially all of the assets of Varian's Electron Device business in August 1995.

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

               Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, revolving credit facility, term loans and long-term debt. The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable, revolving credit facility and term loans approximate their fair values due to the relatively short period to maturity of the instruments. The fair value of CPI's Senior Subordinated Notes, based on quoted market prices or pricing models using current market rates, has been quoted at a level of
71.00 (100.00 is face value) as of October 25, 2000.

               Change in Accounting Estimate

During Fiscal 1998, CPI reviewed and revised downward its estimate of disposal costs used in its calculation of lower of cost or market write-downs for long-term contracts to more closely reflect its cost structure versus the assumptions carried forward from Varian's operations for sales related expenses. The change resulted in an increase to net income of approximately $1 million.


                        COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION
                                and subsidiaries


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


               Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations.

In March 2000, the FASB issued interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB
25. This Interpretation clarifies (a) the definition of an employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 on July 1, 2000. The adoption did not have a material effect on the Company's consolidated financial position or results of operations.

               Comprehensive Income

The Company has no components of other comprehensive income (loss) and, accordingly, comprehensive income (loss) is the same as reported net earnings
(loss) for all periods presented.


3.  BALANCE SHEET COMPONENTS

               Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts of $797,000 and $1,143,000 as of September 29, 2000 and October 1, 1999,
respectively.

               Inventories

Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:

                                  Fiscal Year
                            ----------------------
                               2000         1999
                            ---------    ---------
                            (Dollars in thousands)
Raw materials and parts      $46,859       39,953
Work in process               14,731        9,878
Finished goods                 2,359        2,695
                             -------      -------
Total inventories            $63,949       52,526
                             =======      =======


                        COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION
                                and subsidiaries


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


               Property, Plant, and Equipment

The main components of property, plant, and equipment are as follows:


                                              Fiscal Year
                                       -------------------------
                                         2000            1999
                                       ---------       ---------
                                        (Dollars in thousands)
Land and land leaseholds               $  36,655          36,567
Buildings                                 21,117          19,750
Machinery and equipment                   52,801          49,042
Leased equipment                           4,102           4,031
Construction in progress                     672           2,984
                                       ---------       ---------
Subtotal                                 115,347         112,374
Less accumulated depreciation
        and amortization                 (46,691)
                                                         (36,149)
                                       ---------       ---------
Net property, plant and equipment      $  68,656          76,225
                                       =========       =========

Accumulated amortization of equipment under capital lease arrangements was $1,994,000 and $1,254,000 as of September 29, 2000 and October 1, 1999,
respectively, and related amortization expense is included in depreciation expense on the statement of cash flows.

               Accrued Expenses

Accrued expenses are comprised of the following:

                                        Fiscal Year
                                  ----------------------
                                     2000         1999
                                  ---------    ---------
                                  (Dollars in thousands)
Taxes                              $ 1,147        1,187
Payroll and employee benefits       10,149        9,994
Accrued interest                     3,216        2,528
Other                                2,391        2,780
                                   -------      -------
Total accrued expenses             $16,903       16,489
                                   =======      =======


4.  SENIOR CREDIT AGREEMENT

(a) The Senior Credit Agreement provides for two term loans in the aggregate amount of $42.0 million, comprised of a $25.0 million "Term Loan A" tranche and a $17.0 million "Term Loan B" tranche, and a $45.0 million revolving credit facility ("Revolver"), which includes a sub-facility of $7.5 million for letters of credit. Term Loan A was paid in full in August 2000. Term Loan B is subject to quarterly payments in aggregate annual amounts of $6.0 million and $10.0 million in Fiscal 2001 and Fiscal 2002, respectively, and terminates on August 12, 2002.

Availability of advances under the Revolver is subject to a borrowing base test. CPI's obligations under the Senior Credit Agreement are secured by substantially all of its assets (including the issued and outstanding capital stock of its direct and indirect subsidiaries) and are guaranteed by Holding


                        COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION
                                and subsidiaries


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


and all of CPI's subsidiaries. As of September 29, 2000, CPI had $1.3 million available under the Revolving Credit Facility.

Borrowings under the Revolver and Term Loan A bear interest at a rate equal to the Eurodollar Rate (approximately 6.6875% as of September 29, 2000) plus 3.00% per annum or the Base Rate (9.50% as of September 29, 2000) plus 1.50% per annum and borrowings under Term Loan B bear interest at a rate equal to the Eurodollar Rate plus 3.50% per annum or Base Rate plus 2.00% per annum, in each case as selected by CPI. In addition to customary fronting and other fees, CPI pays a fee equal to 1.5% per annum on outstanding but undrawn amounts of letters of credit and a commitment fee of 0.5% per annum on unused facilities under the Revolver.

(b) In December 2000, the Company terminated the Senior Credit Agreement and replaced it with a $61.0 million secured credit facility ("Credit Facility"). This new facility consists of a $41.0 million revolving line of credit, with a sub-facility of $10.0 million for letters of credit, which expires December 22, 2004, and a $20.0 million term loan, which expires December 22, 2002. The Credit Facility is secured by substantially all of the assets of CPI and is guaranteed by Holding and all of CPI's subsidiaries. Availability under the Credit Facility is based upon eligible receivables, machinery and equipment and certain real estate. The revolving line of credit provides for borrowings that will bear interest at a rate equal to LIBOR plus 3.25% per annum or Prime plus 1.75% per annum. The term loan provides for borrowings that will bear interest at rate equal to Prime plus 5.50% per annum. Additionally, the terms of the facility require the Company to maintain certain financial covenants and limit the payment of cash dividends on the Senior and Junior Preferred Stock. In addition to customary fronting and other fees, CPI will pay a fee equal to 1.25% per annum on outstanding but undrawn amounts of letters of credit; and additionally CPI will pay customary collateral management fees and a commitment fee of 0.375% per annum on unused facilities under the Credit Facility.


5.  SENIOR SUBORDINATED NOTES OF CPI

The $100 million principal amount of Senior Subordinated Notes mature in 2005 and bear interest at 12% per annum, payable semiannually. The payment of principal of, premium and interest on, and other obligations evidenced by the Notes is subordinated in right of payment, as set forth in the indenture governing the Senior Subordinated Notes (the "Indenture"), to the prior payment in full of all senior indebtedness (as defined), including indebtedness under the senior credit facility, whether outstanding on the date of the Indenture or thereafter incurred. CPI's payment obligations under the Notes are jointly and severally guaranteed by Holding and CPI's subsidiaries.

The Notes are subject to redemption at the option of CPI, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, thereon to the applicable redemption date, if redeemed during the 12-month period beginning on August 1 of the years indicated as follows:


                        COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION
                                and subsidiaries


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


           Year            Percentage
           ----            ----------
           2001              104.5%
           2002              103.0%
           2003              101.5%
    2004 and thereafter      100.0%

Upon the occurrence of a change of control, each holder of Notes will have the right to require CPI to offer to repurchase all or any part of such holder's Notes. The senior credit facility currently prohibits CPI from making such an offer. In addition, the Indenture covering the Notes provides for various restrictions, including restrictions on mergers or the sales of CPI's assets, dividend payments, purchase, redemption, acquisition or retirement of equity interests of CPI or its affiliates, principal payment on any indebtedness of CPI or guarantors that is subordinated to the Notes, the incurrence of certain indebtedness, or the making of any restricted investment, as defined.


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

During the year ended September 29, 2000, CPI paid preferred dividends through the issuance of 38,226 shares of its Senior Redeemable Preferred Stock at a value of $100 per share.

The Senior Preferred Stock is redeemable at the option of CPI, in whole or in part from time to time, initially at 107% of the liquidation preference thereof and at decreasing prices thereafter to and including August 1, 2004 and thereafter at 100% of the liquidation preference thereof, together in each case with accumulated and unpaid dividends thereon. The Senior Preferred Stock is subject to mandatory redemption in whole on August 1, 2007 at a price equal to the liquidation preference thereof, plus accumulated and unpaid dividends.

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


                        COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION
                                and subsidiaries


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


CPI may, at its option, on any dividend payment date, exchange all, but not less than all, of the outstanding shares of Senior Preferred Stock into 14% Junior Subordinated Notes due 2007 (the "Exchange Notes"), so long as such exchange is permitted by the senior credit facility and the Indenture, in an aggregate principal amount not to exceed the aggregate liquidation preference, plus accumulated and unpaid dividends on the date of exchange. The Exchange Notes will be general unsecured obligations of CPI and will be subordinated to all existing and future senior indebtedness of CPI, including indebtedness under the Senior Credit Agreement and the Indenture. Except for terms relating to these subordination provisions, payment of interest on a quarterly basis, optional redemption and the date on which repayment is mandatory (all of which terms would be similar to the terms of Senior Preferred Stock), the terms of the Exchange Notes will be generally identical to the Notes.


7.  JUNIOR PREFERRED STOCK OF CPI

CPI is authorized to issue up to 525,000 shares of nonvoting Series A 14% Junior Cumulative Preferred Stock (the "Junior Preferred Stock") including shares of Junior Preferred Stock which may be used to pay dividends on the Junior Preferred Stock if CPI elects to pay dividends in shares of Junior Preferred Stock. The aggregate liquidation preference of the Junior Preferred Stock issued in connection with the formation of CPI in 1995 was $10.0 million. Dividends on the Junior Preferred Stock accrue at the rate of 14% per annum and are payable quarterly, commencing on November 1, 1995. On or before the redemption of the Senior Preferred Stock or the exchange of Senior Preferred Stock into Exchange Notes, CPI is required to pay dividends on the Junior Preferred Stock in additional fully paid and non-assessable shares of Junior Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. After such redemption or exchange, CPI may, at its option and subject to debt and senior preferred stock covenant restrictions, pay dividends on the Junior Preferred Stock in cash or in additional fully paid and non-assessable shares of Junior Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends.

During the year ended September 29, 2000, CPI paid preferred dividends through the issuance of 25,484 shares of its Junior Preferred Stock at a value of $100 per share.

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


8.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $16.7 million, $16.6 million and $16.4 million, in Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively. Cash (refunded) paid for taxes was $(32,000), $1.8 million and $1.1 million in Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.

Non-cash financing activities included the payment of preferred dividends by CPI on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 38,226, 33,312 and 29,029 additional shares of its Senior Redeemable Preferred Stock and 25,484, 22,208 and


                        COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION
                                and subsidiaries


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


19,354 additional shares of its Junior Preferred Stock during Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively. Amortization of discount and issue costs on the Senior Redeemable Preferred Stock was $214,000 for each of the three years Fiscal 2000, Fiscal 1999 and Fiscal 1998. Equipment of $0.3 million and $1.5 million was acquired under capital leases for Fiscal 1999 and Fiscal 1998, respectively; no equipment was acquired under capital leases for Fiscal 2000.


9.  LEASE COMMITMENTS
At September 29, 2000, the Company was committed to minimum rentals under non-cancelable operating lease agreements primarily for land and facility space. The Company also leases certain computer equipment under capital leases that expire in 2003. As collateral for these capital leases, the Company has issued letters of credit totaling $1.3 million. A summary of future minimum lease payments (in thousands) follows:

                                                   Capital    Operating    Sublease
Fiscal Year                                         Leases      Leases      Income
-----------                                        -------    ---------    --------
2001                                                $1,087       1,365       1,081
2002                                                   925       1,023         174
2003                                                    33         681          75
2004                                                    --         310          --
2005                                                    --         258          --
                                                    ------      ------      ------
Total future minimum lease payments                  2,045       3,637       1,330
                                                                ======      ======
Less amount representing interest, sales
   tax and additional obligations                      190
                                                    ------
Present value of future minimum lease payments       1,855
Less current portion of obligations under
   capital leases                                      960
                                                    ------
Obligations under capital leases, less
   current portion                                  $  895
                                                    ======

Real estate taxes, insurance, and maintenance are also obligations of the Company. Rental expense under non-cancelable operating leases amounted to $997,000, $943,000 and $721,000 for Fiscal 2000, Fiscal 1999 and Fiscal 1998,
respectively.


10.  CONTINGENCIES

The amount of outstanding letters of credit provided for under CPI's Senior Credit Agreement was approximately $3.9 million as of September 29, 2000. These outstanding obligations are comprised of the following: $1.8 million to foreign customers related to an advance payment guarantee, $1.3 million to two lenders related to capital lease arrangements and $0.8 million to various other beneficiaries related primarily to insurance needs and performance bond guarantees.

Varian is currently a defendant in certain legal actions relating to its operation of the assets sold to the Company and could incur an uninsured liability in one or more of them. The Company's acquisition agreement with Varian provides for Varian's retention of liability arising out of the above referenced litigation. Accordingly, in the opinion of management, the outcome of that litigation will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.


                        COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION
                                and subsidiaries


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Varian has also been named by the Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at sites to which Varian is alleged to have shipped manufacturing waste for disposal. Varian is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, local and/or state agencies at certain facilities of the Company. Uncertainty as to (a) the extent to which Varian caused, if at all, the conditions being investigated; (b) the extent of environmental contamination and risks; (c) the applicability of changing and complex environmental laws; (d) the number and financial viability of other potentially responsible parties; (e) the stage of the investigation and/or remediation; (f) the unpredictability of investigation and/or remediation costs (including as to when they will be incurred); (g) applicable clean-up standards; (h) the remediation (if any) which will ultimately be required; and
(i) available technology make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken.

The Company's acquisition agreement with Varian provides for Varian's retention of liability arising out of investigative and remedial action and environmental claims for conditions existing as of the closing date at the above-referenced facilities. Accordingly, based on information currently available, management believes that the costs of these matters are not likely to have a material adverse effect on the financial condition, results of operations and cash flows of CPI.

From time to time, the Company may be subject to other claims that arise in the ordinary course of business. In the opinion of management, all such matters involve amounts which would not have a material adverse effect on the Company's consolidated financial position if unfavorably resolved.


11.  SEGMENTS AND RELATED INFORMATION


The Company has two reportable segments: vacuum electronic devices ("VEDs") and satcom equipment. Reportable segments are differentiated based on product. The VED segment is made up of four operating units, which have been aggregated. Each operating unit has a President that reports to the Office of the Chief Operating Officer, held jointly by two of the Presidents, that in turn reports directly to the Chief Executive Officer ("CEO").


The CEO evaluates performance and allocates resources to each of these operating units based on the Company's principal performance measure, earnings before income taxes, interest, depreciation and amortization ("EBITDA"). These four operating units have similar economic characteristics as measured by EBITDA. The Company's analysis of the similarity of economic characteristics was based on both a historical and anticipated future analysis of performance. In addition, the aggregated units are similar in (i) the nature of their products, (ii) their manufacturing processes, (iii) their customers and, (iv) their distribution and sales methods.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table. Included in the "Other" column is financial information for the Company's Solid State Products Division, which did not meet the quantitative thresholds, and certain unallocated corporate-level operating expenses.

                                                    Satcom
                                        VEDs       Equipment        Other           Total
                                      --------     ---------       --------       --------
                                                     (Dollars in thousands)
Fiscal Year 2000:
Revenues from external customers      $188,800        48,190          6,064        243,054
Intersegment product transfers           9,524            --          1,232         10,756
EBITDA                                  29,773        (3,348)        (2,806)        23,619
Total Assets                           120,012        27,956         79,017        226,985
Capital Expenditures                     3,078           996          1,251          5,325

Fiscal Year 1999:
Revenues from external customers      $186,852        61,901          6,927        255,680
Intersegment product transfers          14,514            --          1,740         16,254
EBITDA                                  23,862         2,939         (4,274)        22,527
Total Assets                           118,701        32,648         82,235        233,584
Capital Expenditures                     5,447           920          1,893          8,260

Fiscal Year 1998:
Revenues from external customers      $181,479        77,069          2,140        260,688
Intersegment product transfers          16,747            --             --         16,747
EBITDA                                  30,859         8,950         (1,792)        38,017
Total Assets                           124,802        32,643         71,767        229,212
Capital Expenditures                     4,805         1,156            604          6,565


                        COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION
                                and subsidiaries


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


A reconciliation of EBITDA from reportable segments to (Loss) Earnings before Taxes is as follows:

                                    Fiscal         Fiscal         Fiscal
                                     2000           1999           1998
                                   --------       --------       --------
                                           (Dollars in thousands)
Segment EBITDA                     $ 23,619         22,527         38,017
Less:
Depreciation and amortization        15,316         13,635         11,297
Other                                    --            140             --
Interest expense                     18,663         17,805         17,793
                                   --------       --------       --------
(Loss) earnings before taxes       $(10,360)        (9,053)         8,927
                                   ========       ========       ========

CPI's operations outside of North America consist of sales offices in certain foreign countries. Long-lived assets outside of North America are less than 10% of total consolidated assets. Information about CPI's sales to geographical regions is presented in the table below. Sales to unaffiliated customers are based on the location of the customer. There are no individual foreign countries in which sales are considered material.

                                        Net Sales
                            ------------------------------------
                             Fiscal        Fiscal        Fiscal
                              2000          1999          1998
                            --------      --------      --------
                                    (Dollars in thousands)
United States               $163,484       167,508       159,322
All foreign countries         79,570        88,172       101,366
                            --------      --------      --------
Total Sales                 $243,054       255,680       260,688
                            ========      ========      ========

CPI has a single customer that accounts for 10% or more of consolidated sales. Sales to this customer were $41.3 million, $40.8 million and $35.5 million of the Company's consolidated sales for Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively. A substantial majority of these sales were VED segment products, but this customer also purchased satcom equipment products.


12.  RESEARCH AND DEVELOPMENT

Company-sponsored research and development costs related to both present and future products are expensed currently. Customer-sponsored research and development costs are charged to cost of sales to match revenue received. Total expenditures incurred by the Company on research and development are summarized as follows:

                                              CPI       Customer      Total
                                           Sponsored   Sponsored    Incurred
                                           ---------   ---------    --------
                                                 (Dollars in thousands)
52-week period ended September 29, 2000      $8,690       6,476      15,166
52-week period ended October 1, 1999         $8,983       8,586      17,569
52-week period ended October 2, 1998         $7,455       5,973      13,428


                        COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION
                                and subsidiaries


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


13.  PROVISION FOR INCOME TAXES

Earnings (loss) before income taxes for domestic and non-U.S. operations is as follows:

                   52-week       52-week        52-week
                period ended   period ended   period ended
                September 29,   October 1,     October 2,
                    2000           1999           1998
                ------------   ------------   ------------
                           (Dollars in thousands)
 Domestic         $(13,985)                        3,360
                                  (12,017)            00
 Non-U.S             3,625          2,964          5,567
                  --------       --------       --------
 Total            $(10,360)        (9,053)         8,927
                  ========       ========       ========

Income tax expense is comprised of the following:

                                 52-week         52-week        52-week
                              period ended    period ended     period ended
                              September 29,    October 1,      October 2,
                                  2000            1999            1998
                              ------------    ------------     ------------
                                         (Dollars in thousands)
CURRENT
    U.S. federal                 $   --              --              80
    State                            --              --            (571)
    Non-U.S                         943             605             632
                                 ------          ------          ------
        Total Current               943             605             141
DEFERRED
    U.S. federal                     --              --           3,677
    State                            --              --            (545)
    Non-U.S                         289              --             477
                                 ------          ------          ------
        Total Deferred              289              --           3,609
                                 ------          ------          ------
Income tax expense               $1,232             605           3,750
                                 ======          ======          ======


The significant components of the CPI's deferred tax assets and liabilities are as follows:


                        COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION
                                and subsidiaries


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                                                             Fiscal Year
                                                     ---------------------------
                                                       2000               1999
                                                     --------           --------
                                                       (Dollars in thousands)
DEFERRED TAX ASSETS:
    Inventory                                        $  6,154              4,751
    Product warranty                                       62              2,234
    Accrued vacation                                    1,977              2,009
    Deferred compensation                                 658                607
    Excess purchase price                               7,309              8,326
    Foreign tax credit carryforwards                    4,750              3,043
    Net operating loss carryforwards                    4,466              2,148
                                                     --------           --------
      Total deferred tax assets                        25,376             23,118
DEFERRED TAX LIABILITIES:
    Accelerated depreciation                           (3,217)            (3,285)
    Foreign jurisdictions, net                           (993)              (191)
    Other                                                 128                234
                                                     --------           --------
      Total deferred tax liabilities                   (4,082)            (3,242)
                                                     --------           --------
Total deferred tax assets                              21,294             19,876
Valuation allowance                                    (6,434)            (4,727)
                                                     --------           --------
Net deferred tax asset                               $ 14,860             15,149
                                                     ========           ========


The provision for income tax expense for the fiscal years ended consists of current income tax payable in foreign jurisdictions. Although the Company has a consolidated pretax loss, most foreign operations have been profitable during Fiscal 2000 and Fiscal 1999.

The Company has unutilized U.S. Federal net operating loss carryforward of $12.9 million, and unutilized U.S. Federal foreign tax credit carryforwards of $4.75 million and $3.0 million at the end of Fiscal 2000 and Fiscal 1999, respectively. The net operating loss carryforward expires in the years beginning 2020 for Federal purposes and 2004 for California tax purposes. The foreign tax credit carryovers expire in the years 2002 through 2005.

A valuation allowance of $6.4 million was established at the end of Fiscal 2000 principally to account for the likely expiration of these foreign tax credit carryovers and the California net operating loss carryovers. Management has established a valuation allowance to reduce the net deferred tax asset to a level it believes is realizable based upon its business forecast.


                        COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION
                                and subsidiaries


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


The differences between the effective income tax rate and the statutory federal income tax rate are as follows:

                                                    52-week        52-week         52-week
                                                 period ended    period ended    period ended
                                                 September 29,     October 1,     October 2,
                                                     2000            1999            1998
                                                 ------------    ------------    ------------
Statutory federal income tax (benefit) rate         (35.0%)         (35.0%)          35.0%
Current year losses and NOL for which
    no tax benefits recognized                       34.4%           39.4%             --
Rate differential on foreign income tax
    expense (benefit) and withholding tax            11.9%           (7.2%)           2.0%
Non-deductible expenses                                .6%            (.8%)            --
Other                                                  --            (3.1%)           5.0%
                                                     ----            ----            ----
Effective tax rate                                   11.9%           (6.7%)          42.0%
                                                     ====            ====            ====



14.     COMMON STOCK SPLIT

In March 2000, Holding's Board of Directors approved an increase in the number of common shares authorized to 6,500,000 and a twenty-five (25) for one (1) stock split on all of its issued and outstanding shares of Common Stock. All share amounts have been retroactively adjusted to reflect the stock split.


15.  STOCK-BASED BENEFIT PLANS

               2000 Stock Option Plan

In March 2000, Holding established the Communications & Power Industries 2000 Stock Option Plan ("the Plan") and reserved 250,000 shares of common stock for issuance under the Plan. Options granted under Holding's stock option plan are granted at fair market value, expire ten years from the date of grant and generally vest in four equal annual installments, commencing one year from the date of grant. The stock options granted pursuant to the Plan are not considered "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code, as amended and are subject to all of the terms and restrictions obtained in the Stock Option and Stockholders Agreements. A summary of the status of Holding's fixed stock option plan is as follows:

                                                              Options Outstanding
                                                       ---------------------------------
                                   Options Available   No. of Shares    Weighted-average
                                      for Grant         Under Option     Exercise Price
                                   -----------------   -------------    ----------------
Authorized                              250,000                 --                --
Granted                                (232,500)           232,500          $   4.00
                                       --------           --------          --------
Balance at September 29, 2000            17,500            232,500          $   4.00
                                       ========           ========          ========


                        COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION
                                and subsidiaries


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


The per share weighted-average fair value of stock options granted during Fiscal 2000 was $1.00 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 5.85%; expected life of 5 years; no expected stock price volatility as the shares are not publicly traded; and no dividends.

No options were exercisable as of September 29, 2000. Outstanding options as of September 29, 2000, had a weighted-average remaining contractual life of 9.75 years.

SFAS No. 123, "Accounting for Stock Based Compensation" requires a company to determine the fair market value of all stock-based compensation awards using an option pricing model and to disclose pro forma net income as if the resulting stock based compensation amounts were recorded in the Consolidated Statements of Operations. Had compensation cost for Holding's stock-based compensation plan been determined based on the fair value at the grant dates, consistent with the method prescribed under SFAS No. 123, Holding's Fiscal 2000 net loss would not have been materially different from the net loss reported in the accompanying Statements of Operations.

               Holding Equity Plan

In August 1995, Holding established the Holding 1995 Management Equity Plan (the "Holding Equity Plan"). Under the Holding Equity Plan participants may purchase shares of Holding Common Stock ("Management Shares") at a price determined by Holding's board of directors to be the fair market value of such Holding Common Stock on the date the participant executes an agreement to purchase the shares. Holding has reserved a total of 1,250,000 shares of Holding Common Stock for issuance under the Holding Equity Plan, 1,146,750 of which were issued to the Company's Chief Executive Officer, certain officers and key employees in Fiscal 1995. As of September 29, 2000, based on retirements and management changes, 164,828 of these Management Shares have been repurchased, and 73,000 have been resold.


16.  RETIREMENT AND PROFIT SHARING PLANS

CPI provides a qualified 401(k) investment plan covering substantially all of its domestic and Canadian employees. The plan provides for CPI to contribute an amount based on a percentage of each participant's base pay. CPI also has a Non-Qualified Deferred Compensation Plan (the "Non-Qualified Plan") that allows eligible executives and directors to defer a portion of their compensation. Participant contributions and Company matching contributions are always 100% vested. The deferred compensation liability amounted to approximately $401,000 and $312,000 as of September 29, 2000 and October 1, 1999, respectively.

Total CPI contributions to these plans were $2.6 million for Fiscal 2000, Fiscal 1999, and Fiscal 1998, respectively.

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


                        COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION
                                and subsidiaries


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


17.  RELATED PARTY TRANSACTIONS

Holding and CPI have entered into an agreement to pay $362,000, plus out-of-pocket expenses, annually to an advisor group, which is an affiliate of Holding's majority shareholder. Certain individuals who are stockholders of the general partner of this advisor group are members of Holding's and the Company's respective Boards of Directors.

In connection with Holding's 1995 Management Equity Plan, certain executive officers of the Company and Holding elected to pay a portion of the purchase price for their Management Shares by Delivery of a secured promissory note to Holding. The aggregate principal amount of such Management Notes was $875,376 as of September 29, 2000. Of this amount, $700,000 is secured by a pledge of a portion (from 50% to 75%) of the Management Shares issued to each executive officer and is guaranteed by Varian. The balance of $175,376 is secured by a pledge of approximately 91% of the Management Shares issued, but is not guaranteed by Varian. Outstanding principal under each type of Management Note bears interest at an annually adjustable rate equal to the "Applicable Federal Rate" in effect under Internal Revenue Code Section 1274(d) for obligations of a term equal to the then-remaining term of such note. Recourse by Holding under both type of Management Notes is limited to the Management Shares pledged to secure the applicable note. During Fiscal 2000, the initial payments on these promissory notes, originally scheduled to begin August 11, 2000, were extended into Fiscal 2001 pending review by the Board of Directors.

18.  GUARANTEES

Holding has guaranteed CPI's senior debt obligations. Holding has no operations other than its ownership of CPI. The consolidated balance sheets of CPI as of September 29, 2000 and October 1, 1999 are substantially identical to that of Holding and its subsidiaries.

19. SUBSEQUENT EVENTS

On December 22, 2000, a sale-leaseback transaction related to CPI's facilities in San Carlos, California was accomplished between CPI and Holding. Holding paid CPI aggregate consideration of $23.0 million for the San Carlos real estate, consisting of $17.25 million in cash and an unsecured promissory note in the principal amount of $5.75 million maturing in nine years, with interest-only payments on a quarterly basis at the rate of 15.5% per annum, with up to 35.25% of each interest payment payable in kind, at a Holding's option, by its issuance of additional notes. CPI and Holding entered into a lease of the San Carlos real property for a term of twenty (20) years on a net basis with a fixed annual rent (payable in equal monthly installments) of $2.45 million. Holding financed the cash portion of the San Carlos purchase price and its fees and expenses with respect to the transaction by borrowing $18.0 million from Wells Fargo Bank, which loan matures June 1, 2002, bears interest at LIBOR plus 3.25% and is secured on a non-recourse basis (subject to normal and customary exceptions) by the San Carlos real property.


                                                                     SCHEDULE II

                        COMMUNICATIONS & POWER INDUSTRIES
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                     Balance at       Charged to                       Balance at
                                                    Beginning of      Costs and                          End of
Description                                            Period          Expenses      Deductions          Period
-----------                                         ------------      ----------     ----------        ----------
52-week period ended October 2, 1998:
   Allowance for doubtful accounts receivable          $  282             383             (29)             636

52-week period ended October 1, 1999:
   Allowance for doubtful accounts receivable             636             543             (36)           1,143

52-week period ended September 29, 2000:
   Allowance for doubtful accounts receivable           1,143             523            (869)             797


                                                                     SCHEDULE II

                        COMMUNICATIONS & POWER INDUSTRIES
                              HOLDING CORPORATION
                                and subsidiaries

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                     Balance at       Charged to                       Balance at
                                                    Beginning of      Costs and                          End of
Description                                            Period          Expenses      Deductions          Period
-----------                                         ------------      ----------     ----------        ----------
52-week period ended October 2, 1998:
   Allowance for doubtful accounts receivable          $  282             383             (29)             636

52-week period ended October 1, 1999:
   Allowance for doubtful accounts receivable             636             543             (36)           1,143

52-week period ended September 29, 2000:
   Allowance for doubtful accounts receivable           1,143             523            (869)             797


                                 EXHIBIT INDEX

Exhibit
  No.         Description
-------       -----------
2.1(1)        Stock Sale Agreement between CPI (as successor by merger to CPII Acquisition Corp., then known as Communications & Power Industries Holding Corporation) and Varian dated as of June 9, 1995.

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

Exhibit
  No.         Description
-------       -----------
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

10.1.7(4)     Seventh Amendment to Credit Agreement among CPI, Holding, the other obligors named therein, the lenders named therein and
              Bankers Trust Company as Agent, dated as of December 27, 1999.

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

Exhibit
  No.         Description
-------       -----------
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

10.28(1)      Stock Subscription Agreement among Holding, CPII Acquisition Corp. and GEI II dated as of
              August 11, 1995.

Exhibit No.                                         Description
-----------                                         -----------
10.29(1)      Management Services Agreement among CPI, Holding and Leonard Green & Partners, L.P. dated as of August 11, 1995.

10.30(1)      1995 Holding Management Equity Plan (including Form of Management Subscription and
              Stockholders Agreement).

10.31(4)      Letter from Holding to Bart F. Petrini dated October 11, 1999 relating to terms of employment.
10.32         Communications & Power Industries 2000 Stock Option Plan.

10.33         For of Stock Option Agreement.


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