Form 10-Q
period 2000-12-29
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORP; COMMUNICATIONS & POWER INDUSTRIES INC
filed 2001-02-12
CIK 1000654, 1000564

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 29, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________________ to __________________


          Commission File Number: 33-96858-01                          Commission File Number: 33-96858
 COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
(Exact name of registrant as specified in its charter)              COMMUNICATIONS & POWER INDUSTRIES, INC.
                       DELAWARE                             (Exact name of registrant as specified in its charter)
               (State of Incorporation)                                            DELAWARE
                      77-0407395                                           (State of Incorporation)
        (I.R.S. employer identification number)                                   77-0405693
                    607 HANSEN WAY                                  (I.R.S. employer identification number)
           PALO ALTO, CALIFORNIA 94303-1110                                     607 HANSEN WAY
                    (650) 846-2900                                     PALO ALTO, CALIFORNIA 94303-1110
      (Address, including zip code, and telephone                               (650) 846-2900
     number, including area code, of registrant's            (Address, including zip code, and telephone number,
             principal executive offices)                            including area code, of registrant's
       Securities registered pursuant to Section                         principal executive offices)
                   12(b) of the Act:                               Securities registered pursuant to Section
                         NONE                                                  12(b) of the Act:
       Securities registered pursuant to Section                                     NONE
                   12(g) of the Act:                               Securities registered pursuant to Section
                         NONE                                                  12(g) of the Act:
                                                                                     NONE

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the Registrant's classes of Common Stock, as of the latest practicable date: COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION: 4,908,172 SHARES OF COMMON STOCK, $.01 PAR VALUE, AT DECEMBER 29, 2000. COMMUNICATIONS & POWER INDUSTRIES, INC.: 1 SHARE OF COMMON STOCK, $.01 PAR VALUE, AT DECEMBER 29, 2000.

PART I: FINANCIAL INFORMATION

  COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION

    Consolidated Condensed Balance Sheets, December 29, 2000 and September 29, 2000 ...........       2

    Consolidated Condensed Statements of Operations for the 13-week periods ended December
    29, 2000 and December 31, 1999 ............................................................       3

    Consolidated Condensed Statements of Cash Flows for the 13-week periods ended December
    29, 2000 and December 31, 1999 ............................................................       4

    Notes to Consolidated Condensed Financial Statements ......................................       8

    Management's Discussion and Analysis of Financial Condition and Results of Operations .....      11

  COMMUNICATIONS & POWER INDUSTRIES, INC.

    Consolidated Condensed Balance Sheets, December 29, 2000 and September 29, 2000 ...........       5

    Consolidated Condensed Statements of Operations for the 13-week periods ended December
    29, 2000 and December 31, 1999 ............................................................       6

    Consolidated Condensed Statements of Cash Flows for the 13-week periods ended December
    29, 2000 and December 31, 1999 ............................................................       7

    Notes to Consolidated Condensed Financial Statements ......................................       8

    Management's Discussion and Analysis of Financial Condition and Results of Operations .....      11


PART II: OTHER INFORMATION

    Other Information .........................................................................      15


SIGNATURES ....................................................................................      17

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries


                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (in thousands-unaudited)


                                                       December 29,      September 29,
                  ASSETS                                  2000               2000
                                                       ------------      -------------
CURRENT ASSETS
    Cash and cash equivalents                           $   5,585          $   4,766
    Accounts receivable, net                               40,057             42,434
    Inventories                                            66,738             63,949
    Deferred taxes                                          6,972              6,972
    Other current assets                                    1,639              1,603
                                                        ---------          ---------
Total current assets                                      120,991            119,724
Property, plant, and equipment, net                        66,870             68,656
Goodwill and other intangibles, net                        25,437             26,090
Debt issue costs, net                                       6,178              4,627
Deferred taxes                                              7,889              7,888
                                                        ---------          ---------
Total assets                                            $ 227,365          $ 226,985
                                                        =========          =========
LIABILITIES, PREFERRED STOCK AND
STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Revolving credit facility                           $  20,742          $  39,800
    Current portion of term loans                              --              6,012
    Current portion of capital leases                         980                960
    Accounts payable                                       15,251             18,462
    Accrued expenses                                       19,300             16,903
    Accrued dividends                                       1,041                 --
    Product warranty                                        2,981              2,978
    Income taxes payable                                    9,765              9,518
    Advance payments from customers                         5,869              5,210
                                                        ---------          ---------
Total current liabilities                                  75,929             99,843
Senior term loans                                          20,000             10,000
Mortgage financing                                         18,000                 --
Senior subordinated notes                                 100,000            100,000
Obligations under capital leases                              647                895
                                                        ---------          ---------
Total liabilities                                         214,576            210,738
                                                        ---------          ---------
SENIOR REDEEMABLE PREFERRED STOCK OF SUBSIDIARY            28,318             28,265
                                                        ---------          ---------
JUNIOR PREFERRED STOCK OF SUBSIDIARY                       19,864             19,170
                                                        ---------          ---------
Commitments and contingencies
STOCKHOLDERS' DEFICIT
    Common stock                                               49                 49
    Additional paid-in capital                             19,111             19,111
    Accumulated deficit                                   (53,408)           (49,215)
    Stockholder loans                                      (1,145)            (1,133)
                                                        ---------          ---------
Net stockholders' deficit                                 (35,393)           (31,188)
                                                        ---------          ---------
Total liabilities, preferred stock and
    stockholders' deficit                               $ 227,365          $ 226,985
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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries


                             CONSOLIDATED CONDENSED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)


                                              13-Week           13-Week
                                            period ended      period ended
                                            December 29,      December 31,
                                                2000             1999
                                            ------------      ------------
 Sales                                        $ 60,376          $ 54,990
 Cost of sales                                  47,578            42,838
                                              --------          --------
 Gross profit                                   12,798            12,152
                                              --------          --------
 Operating costs and expenses:
     Research and development                    1,388             1,923
     Selling and marketing                       3,912             4,574
     General and administrative                  4,300             3,953
                                              --------          --------
 Total operating costs and expenses              9,600            10,450
                                              --------          --------
 Operating income                                3,198             1,702
 Foreign currency loss                            (186)              (80)
 Interest expense                               (5,167)           (4,550)
                                              --------          --------
 Loss before taxes                              (2,155)           (2,928)
 Income tax expense                                250               195
                                              --------          --------
 Net loss                                       (2,405)           (3,123)

Preferred dividends:
    Senior redeemable preferred stock            1,041               907
    Junior preferred stock                         694               605
                                              --------          --------
Net loss attributable to common stock         $ (4,140)         $ (4,635)
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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                             CONSOLIDATED CONDENSED
                            STATEMENTS OF CASH FLOWS
                           (in thousands - unaudited)


                                                                 13-Week           13-Week
                                                               period ended      period ended
                                                               December 29,      December 31,
                                                                   2000              1999
                                                               ------------      ------------
OPERATING ACTIVITIES
     Net cash provided by operating activities                   $  1,203          $  8,353
                                                                 --------          --------
INVESTING ACTIVITIES
     Purchase of property, plant and equipment, net                  (896)           (1,417)
                                                                 --------          --------
     Net cash used in investing activities                           (896)           (1,417)
                                                                 --------          --------
FINANCING ACTIVITIES
     Repayments on capital leases                                    (228)             (200)
     Payment of debt issue costs                                   (2,153)               --
     Repayment of terminated revolving credit facility            (40,000)           (5,400)
     Proceeds from revolving credit facility                       20,942                --
     Repayments on terminated senior term loans                   (16,049)           (1,825)
     Proceeds from senior term loan                                20,000                --
     Proceeds from mortgage financing                              18,000                --
                                                                 --------          --------
     Net cash provided by (used in) financing activities              512            (7,425)
                                                                 --------          --------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                          819              (489)
Cash and cash equivalents at beginning of period                    4,766             4,247
                                                                 --------          --------
Cash and cash equivalents at end of period                       $  5,585          $  3,758
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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)


                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (in thousands-unaudited)


                                                     December 29,      September 29,
                  ASSETS                                2000               2000
                                                     ------------      -------------
CURRENT ASSETS
    Cash and cash equivalents                         $   5,129          $   4,766
    Accounts receivable, net                             40,057             42,434
    Inventories                                          66,738             63,949
    Deferred taxes                                        6,972              6,972
    Other current assets                                  1,674              1,603
                                                      ---------          ---------
Total current assets                                    120,570            119,724
Property, plant, and equipment, net                      52,357             68,656
Goodwill and other intangibles, net                      25,437             26,090
Debt issue costs, net                                     5,744              4,627
Note receivable from parent                               5,750                 --
Deferred taxes                                            7,889              7,888
                                                      ---------          ---------
Total assets                                          $ 217,747          $ 226,985
                                                      =========          =========
           LIABILITIES, REDEEMABLE
         PREFERRED STOCK AND DEFICIT
CURRENT LIABILITIES
    Revolving credit facility                         $  20,742          $  39,800
    Current portion of term loans                            --              6,012
    Current portion of capital leases                       980                960
    Accounts payable                                     15,157             18,462
    Accrued expenses                                     19,633             16,903
    Accrued dividends                                     1,041                 --
    Product warranty                                      2,981              2,978
    Income taxes payable                                  9,765              9,518
    Advance payments from customers                       5,869              5,210
                                                      ---------          ---------
Total current liabilities                                76,168             99,843
Senior term loans                                        20,000             10,000
Senior subordinated notes                               100,000            100,000
Deferred income on sale-leaseback                         8,052                 --
Obligations under capital leases                            647                895
                                                      ---------          ---------
Total liabilities                                       204,867            210,738
                                                      ---------          ---------
SENIOR REDEEMABLE PREFERRED STOCK                        28,318             28,265
                                                      ---------          ---------
Commitments and contingencies
STOCKHOLDERS' DEFICIT:
    Junior preferred stock                                    2                  2
    Common stock                                             --                 --
    Additional paid-in capital                           39,022             38,328
    Accumulated deficit                                 (53,317)           (49,215)
    Stockholder loans                                    (1,145)            (1,133)
                                                      ---------          ---------
Net stockholders' deficit                               (15,438)           (12,018)
                                                      ---------          ---------
Total liabilities, senior redeemable
    preferred stock and stockholders' defici$         $ 217,747          $ 226,985
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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)

                             CONSOLIDATED CONDENSED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)


                                               13-Week           13-Week
                                             period ended      period ended
                                             December 29,      December 31,
                                                2000              1999
                                             ------------      ------------
 Sales                                        $ 60,376          $ 54,990
 Cost of sales                                  47,578            42,838
                                              --------          --------
 Gross profit                                   12,798            12,152
                                              --------          --------
 Operating costs and expenses:
     Research and development                    1,388             1,923
     Selling and marketing                       3,912             4,574
     General and administrative                  4,289             3,953
                                              --------          --------
 Total operating costs and expenses              9,589            10,450
                                              --------          --------
 Operating income                                3,209             1,702
 Foreign currency loss                            (186)              (80)
 Interest expense                               (5,087)           (4,550)
                                              --------          --------
 Loss before taxes                              (2,064)           (2,928)
 Income tax expense                                250               195
                                              --------          --------
 Net loss                                       (2,314)           (3,123)

Preferred dividends:
    Senior redeemable preferred stock            1,041               907
    Junior preferred stock                         694               605
                                              --------          --------
Net loss attributable to common stock         $ (4,049)         $ (4,635)
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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)


                             CONSOLIDATED CONDENSED
                            STATEMENTS OF CASH FLOWS
                           (in thousands - unaudited)


                                                                 13-Week           13-Week
                                                               period ended      period ended
                                                               December 29,      December 31,
                                                                   2000              1999
                                                               ------------      ------------
OPERATING ACTIVITIES
     Net cash provided by operating activities                   $  1,053          $  8,353
                                                                 --------          --------
INVESTING ACTIVITIES
     Proceeds from sale of property to parent                      17,250                --
     Purchase of property, plant and equipment, net                  (896)           (1,417)
                                                                 --------          --------
     Net cash provided by (used in) investing activities           16,354            (1,417)
                                                                 --------          --------
FINANCING ACTIVITIES
     Repayments on capital leases                                    (228)             (200)
     Payment of debt issue costs                                   (1,709)               --
     Repayments of terminated revolving credit facility           (40,000)           (5,400)
     Proceeds from revolving credit facility                       20,942                --
     Repayments of terminated senior term loans                   (16,049)           (1,825)
     Proceeds from senior term loan                                20,000                --
                                                                 --------          --------
     Net cash used by financing activities                        (17,044)           (7,425)
                                                                 --------          --------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                          363              (489)
Cash and cash equivalents at beginning of period                    4,766             4,247
                                                                 --------          --------
Cash and cash equivalents at end of period                       $  5,129          $  3,758
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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)


                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Communications & Power Industries Holding Corporation ("Holding") and Communications & Power Industries, Inc. ("CPI", both companies together referred to as the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted and, accordingly, these financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Company's September 29, 2000 Annual Report on Form 10-K. Management believes that these unaudited interim condensed financial statements contain all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company, and its results of operations and cash flows for the interim period presented. The results for the interim periods reported are not necessarily indicative of the results for the complete fiscal year 2001.

2.  INVENTORIES

Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:

(Dollars in thousands)           December 29,      September 29,
                                    2000               2000
                                   -------            -------
Raw materials and parts            $48,804            $46,859
Work in process                     15,807             14,731
Finished goods                       2,127              2,359
                                   -------            -------
Total inventories                  $66,738            $63,949
                                   =======            =======

3.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $1.9 million and $1.3 million for the 13-week periods ended December 29, 2000 and December 31, 1999, respectively. Cash (refunded) paid for taxes was $(0.23) million and $0.04 million for the 13-week periods ended December 29, 2000 and December 31, 1999, respectively.

Non-cash financing activities of CPI included the payment of preferred stock dividends on its Junior Preferred Stock through the issuance of 6,938 shares of its Junior Preferred Stock during the quarter ended December 29, 2000.

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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
              (A wholly owned subsidiary of Communications & Power
                        Industries Holding Corporation)


Summarized financial information concerning Holding's reportable segments is shown in the following table. Included in the "Other" column is financial information for the Company's Solid State Products Division, which did not meet the quantitative thresholds, and certain unallocated corporate-level operating expenses. Intersegment product transfers are recorded at cost.

(Dollars in thousands)

                                                               Satcom
13-Week Period Ended                         VED's             Equipment              Other                Total
--------------------                         -----             ---------              -----                -----
December 29, 2000:
Revenues from external customers            $ 47,344            $ 11,516             $  1,516             $ 60,376
Intersegment product transfers                 3,558                  --                  414                3,972
EBITDA                                         7,460                 (62)              (1,050)               6,348

December 31, 1999:
Revenues from external customers              41,141              12,055                1,794               54,990
Intersegment product transfers                 2,588                  --                  179                2,767
EBITDA                                         5,578                 494                 (695)               5,377


A reconciliation of EBITDA from reportable segments to Loss before Taxes is as follows:

                                                  Holding                                   CPI
                                         ---------------------------            ----------------------------
                                            13-Week Period Ended                    13-Week Period Ended
                                         ---------------------------            ----------------------------
(Dollars in thousands)                 December 29,        December 31,        December 29,        December 31,
                                          2000                1999                2000                1999
                                         -------             -------             -------             -------
Segment EBITDA                           $ 6,348             $ 5,377             $ 6,348             $ 5,377
Less:
Depreciation and amortization              3,336               3,755               3,325               3,755
Interest expense                           5,167               4,550               5,087               4,550
                                         -------             -------             -------             -------
Loss before taxes                        $(2,155)            $(2,928)            $(2,064)            $(2,928)
                                         =======             =======             =======             =======


5.  NEW CREDIT FACILITY

On December 22, 2000, the Company terminated the Senior Credit Agreement and replaced it with a $61.0 million secured credit facility ("Credit Facility"). This new facility consists of a $41.0 million revolving line of credit, with a sub-facility of $10.0 million for letters of credit, which expires on December 22, 2004, and a $20.0 million term loan that expires on December 22, 2002. The Credit Facility is secured by substantially all of the assets of CPI and is guaranteed by Holding and all of CPI's subsidiaries. Availability under the revolving credit facility is based upon eligible receivables, machinery and equipment and certain real estate and, as of December 29, 2000, CPI had $16.4 million of availability.

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

6.  SALE-LEASEBACK TRANSACTION

On December 22, 2000, a sale-leaseback transaction related to CPI's facilities in San Carlos, California was accomplished between CPI and Holding. Holding paid CPI aggregate consideration of $23.0 million for the San Carlos real estate, consisting of $17.25 million in cash and an unsecured promissory note in the principal amount of $5.75 million maturing in nine years, with interest-only payments on a quarterly basis at the rate of 15.5% per annum, with up to 35.25% of each interest payment payable in kind, at Holding's option, by its issuance of additional notes. CPI and Holding entered into a lease of the San Carlos real property for a term of twenty (20) years on a net basis with a fixed annual rent (payable in equal monthly installments) of $2.45 million. Holding financed the cash portion of the San Carlos purchase price and its fees and expenses with respect to the transaction by borrowing $18.0 million from Wells Fargo Bank, which loan matures June 1, 2002, bears interest at Prime or LIBOR plus 3.25%, and is secured on a non-recourse basis (subject to normal and customary exceptions) by the San Carlos real property. CPI realized a gain of approximately $8.5 million on the transaction that will be amortized over the term of the lease. The current portion of the unrealized gain of $0.4 million is included in CPI's accrued expenses. The unrealized gain is not shown for Holding as it is eliminated upon consolidation.

7.  ADOPTION OF ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As of September 30, 2000, the Company adopted Statement of Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that derivatives be recognized in the statement of financial position at fair value and specifies the accounting for changes in fair value. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption had no impact on the Company's current consolidated financial position, results of operations or cash flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion reflects the consolidated results of Communications & Power Industries Holding Corporation, which are materially consistent with those of CPI except as identified below.

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

Orders during the first quarter of Fiscal 2001 were $67.8 million as compared to $61.6 million for the first quarter of Fiscal 2000. This increase of $6.2 million for the quarter reflects a higher demand for products in four of the Company's six markets. Communications orders increased by $3.9 million, or 18.2%, primarily due to higher orders for medium power satellite communication amplifiers and an increase in spare tube requirements for both military communication and satellite communication applications. Radar orders increased by $4.2 million, or 19.6%, due to higher demand for spare and rebuilt VED's primarily for military applications. Medical and industrial orders also increased by $2.8 million and $1.0 million, respectively. Orders for products sold to the electronic countermeasures market declined by $5.7 million from the comparable quarter of Fiscal 2000 due to an unusually high volume of orders in the first quarter of Fiscal 2000 caused by an exercise of a contract option for airborne decoy products. Orders in the scientific market were consistent with the first quarter of Fiscal 2000. Overall, incoming order levels fluctuate significantly on a quarterly basis and a particular quarter's order rate may not be indicative of future order levels. In addition, the Company's sales are highly dependent upon manufacturing scheduling, performance and shipments and, accordingly, it is not possible to accurately predict when these orders will be recognized as sales.

As of December 29, 2000, the Company had an order backlog of $166.8 million, representing approximately seven-and-a-half months of sales, compared to order backlog of $153.3 million, or approximately seven months of sales, as of December 31, 1999. Order backlog increased during the first quarter of Fiscal 2001 by $5.2 million from $161.6 million at the end of Fiscal 2000.

Sales for the first quarter of Fiscal 2001 were $60.4 million, an increase of $5.4 million, or 9.8%, compared to $55.0 million for the same period in Fiscal 2000. This increase was driven primarily by growth in the medical, radar and industrial markets of 53.6%, 10.3%, and 31.2% respectively. Medical sales increased significantly due to a new line of INDICO generators, used in x-ray applications, which were introduced in the second half of Fiscal 2000. Sales to the communications, electronic countermeasures and scientific markets were consistent with the first quarter of Fiscal 2000.

Gross profit for the first quarter of Fiscal 2001 was $12.8 million, or 21.2% of sales, compared to $12.2 million, or 22.1% of sales, for the first quarter of Fiscal 2000. The slight decrease in gross profit, as a percent of sales, from the first quarter of Fiscal 2000 was due to changes in product mix and higher start-up costs on several new satcom products.

Operating costs and expenses were $9.6 million, or 15.9 % of sales, for the first quarter of Fiscal 2001 as compared to $10.5 million, or 19% of sales, for the first quarter of Fiscal 2000. This improvement was primarily due to lower sales and marketing costs that resulted from cost control measures implemented in the latter half of Fiscal 2000 and lower research and development costs in the satcom equipment segment as that segment's engineering resources were predominantly focused on production ramp-up issues rather than new product development.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA")(1) for the first quarter of Fiscal 2001 were $6.3 million, or 10.5% of sales, compared to 5.4 million, or 9.8% of sales, for the first quarter of Fiscal 2000. This increase in EBITDA can be attributed to the improved sales volume coupled with the impact of lower research and development and sales and marketing expenses in the current quarter.



FINANCIAL CONDITION

For Holding, cash flows provided by operating activities for the first quarter of Fiscal 2001 were $1.2 million, a decrease of $7.2 million from the $8.4 million provided by operating activities during the first quarter of Fiscal 2000. This decrease was due primarily to changes in accounts receivable that contributed $6.3 million less cash flow in the first quarter of Fiscal 2001 compared to Fiscal 2000 as a result of shipments that were lower at the end of Fiscal Year 2000 compared to the end of Fiscal 1999. The credit worthiness of accounts receivable remains strong and days sales outstanding at the end of the first quarter of Fiscal 2001 was 60 days compared to 67 days at the end of the first quarter of Fiscal 2000. Other items contributing to the cash flow decrease were the timing of accounts payable payments and advanced payments from customers that reduced cash by $1.4 million and $0.6 million, respectively, in the first quarter of Fiscal 2001. Partially offsetting the above was higher earnings of $0.8 million in the first quarter of Fiscal 2001.

For CPI, cash flows provided by operating activities for the first quarter of Fiscal 2001 were $1.1 million, a decrease of $7.3 million from the $8.4 million provided by operating activities during the first quarter of Fiscal 2000. This decrease was due primarily to changes in accounts receivable that contributed $6.3 million less cash flow in the first quarter of Fiscal 2001 compared to Fiscal 2000 (see detailed explanation in above paragraph). Other items contributing to the cash flow decrease were the timing of accounts payable payments and advanced payments from customers that reduced cash by $1.5 million and $0.6 million, respectively, in the first quarter of Fiscal 2001. Partially offsetting the above was higher earnings of $0.9 million in the first quarter of Fiscal 2001.


--------

(1) EBITDA is presented because some investors may use it as a financial indicator of the ability to service or incur indebtedness. EBITDA should not be considered as an alternative to net earnings (loss), as a measure of operating results, cash flows or liquidity.

For Holding, investing activities decreased cash by $0.9 million in the first quarter of Fiscal 2001 compared to $1.4 million in the first quarter of Fiscal 2000 due to reduced spending on capital expenditures. For CPI, in addition to the capital expenditures discussed in the previous sentence, there were net proceeds of $17.25 million from the sale of CPI's facilities in San Carlos to its parent as part of a sale-leaseback transaction. The Company currently anticipates that capital expenditure requirements for Fiscal 2001 will be similar to the amount spent in Fiscal 2000, with the exception that consolidation efforts discussed below could add additional requirements of approximately $3.0 to $4.4 million.

For Holding, financing activities during the first quarter of Fiscal 2001 were related primarily to repayments on its Senior Credit Agreement, which was terminated on December 22, 2000, and proceeds and expenses from its new $61.0 million secured credit facility ("Credit Facility"). This new facility consists of a $41.0 million revolving line of credit, with a sub-facility of $10.0 million for letters of credit, which expires December 22, 2004, and a $20.0 million term loan which expires December 22, 2002. The facility is secured by substantially all of the assets of CPI, and is guaranteed by Holding and all of CPI's subsidiaries. Availability under the revolving credit facility is based upon eligible receivables, machinery and equipment and certain real estate. Also on December 22, 2000, a sale-leaseback transaction related to CPI's facilities in San Carlos was accomplished between CPI and Holding. Holding paid CPI aggregate consideration of $23.0 million for the San Carlos real estate, consisting of $17.25 million in cash and an unsecured promissory note of $5.75 million maturing in nine years. CPI and Holding entered into a lease of the San Carlos real property for a term of twenty years on a net basis with a fixed annual rent of $2.45 million. Holding financed the cash portion of the San Carlos purchase price by borrowing $18.0 million, which loan matures June 1, 2002. For CPI, financing activities were similar to those discussed above for Holding with the exception that the $18.0 million of mortgage financing and its related debt issue costs of $0.4 million did not apply to CPI.

The Company continues to focus on strategic consolidation efforts approved by the Company's Board of Directors on October 18, 2000. In a further effort to provide capital and liquidity in the long term and in an effort to decrease production costs and more efficiently use the Company's facilities, the Company has reorganized its manufacturing divisions under two co-Chief Operating Officers and has approved the relocation its Satcom Division's production operation from Palo Alto, California to its facility in Ontario, Canada. Concurrently, the Company plans to relocate its administrative offices into a single building in Palo Alto and will look to sublease up to 52,300 square feet of office space. The Company expects to complete this consolidation over the next 12 to 18 months. Although still under development, this new plan could add additional capital spending requirements of approximately $3.0 to $4.4 million.

Management believes that as a result of its recent debt restructuring, the Company will have adequate capital resources and liquidity (including cash flow from operations and borrowing under its revolving credit facility) to meet its obligations, fund all required capital expenditures and pursue its business strategy related to consolidation efforts described above for at least the next twelve months.

Market Risk

The Company's market risk disclosures set forth in its Annual Report on Form 10-K for the fiscal year ended September 29, 2000, have not changed significantly.

Forward-Looking Statements

This document contains forward-looking statements that relate to future events or the Company's future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "except," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

Risk Factors

You should carefully consider the various risks and uncertainties that impact the Company's business and the other information in this report and the Company's other filings with the SEC before you decide to invest in the Company or to maintain or increase your investment. Such risks and uncertainties include, but are not limited to, the following: product demand and market acceptance risks; the effect of general economic conditions; the impact of competitive products and pricing; new product development and commercialization; technological difficulties and ability to increase margins; U.S. Government export policies; changes in Governmental appropriations, national defense policies and availability of Government funds; changes in environmental regulation and legislation; availability of certain critical materials and raw material price fluctuations; the Company's ability to generate the significant amount of cash needed to service its debt; and the Company's ability to obtain financing in the future. If any of the following risks actually occur, the Company's business, results of operations, or financial condition would likely suffer and actual results could differ materially from those projected.

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2:  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are being filed as part of this report:

   Exhibit No.          Description
   -----------          -----------
      10.1     Loan and Security Agreement by and among CPI as borrower, the other obligors named therein, the lenders that are signatories hereto as the senders, and Foothill Capital Corporation as the arranger and administrative agent, dated as of December 15, 2000.

      10.2     Intellectual Property Security Agreement between CPI and Foothill
               Capital Corporation as Agent for the Lenders dated December 15,
               2000

      10.3 Stock Pledge and Security Agreement by CPI to and in favor of Foothill Capital Corporation, as agent for itself and the other lenders dated December 15, 2000.

      10.4 Stock Pledge and Security Agreement by Holding and various CPI subsidiaries to and in favor of Foothill Capital Corporation, as agent for itself and the other lenders, dated December 15, 2000.

      10.5     Environmental Indemnity Agreement for the benefit of Foothill
               Capital Corporation, as agent for itself and the other lenders and the lenders, dated December 15, 2000.

   Exhibit No.          Description
   -----------          -----------
      10.6     Deed of Trust with Absolute Assignment of Leases and Rents,
               Security Agreement and Fixture Filing by and among CPI, First
               American Title Company and Foothill Capital Corporation, as agent for itself and the other lenders, dated December 15, 2000.

      10.7     Guaranty and Security Agreement in favor of Foothill Capital
               Corporation as Agent for itself and the lenders and the other lenders pursuant to that certain Loan and Security Agreement by and among CPI, the other obligors, Foothill and the other lenders named herein, dated December 15, 2000.

      10.8 Continuing Guaranty in favor of Foothill Capital Corporation, as agent for itself and the lenders and the other lenders pursuant to that certain Loan and Security Agreement by and among CPI, the other obligors named therein, Foothill and the other lenders named herein, dated December 15, 2000.

      10.9     Intercreditor Agreement among the CPI Parties and Foothill
               Capital Corporation, as agent for itself and other lenders, dated
               December 15, 2000.

      10.10 Fourth Amendment of Lease by and between The Board of Trustees of the Leland Stanford Junior University and CPI, dated December 15,
               2000.

      10.11    Loan Agreement between Holding and Wells Fargo Bank, National
               Association, executed as of December 15, 2000.

      10.12    Promissory Note Secured by Deed of Trust by Holding in favor of
               Wells Fargo Bank, National Association, dated December 15, 2000.

      10.13    Deed of Trust with Absolute Assignment of Leases and Rents,
               Security Agreement and Fixture Filing by and among Holding,
               American Securities Company and Wells Fargo Bank, National
               Association, dated December 15, 2000.

      10.14    Subordination Agreement by CPI and Holding in favor of Wells
               Fargo Bank, National Association, dated December 15, 2000.

      10.15    Hazardous Materials Indemnity Agreement by Holding in favor of
               Wells Fargo Bank, National Association, dated December 15, 2000.

      10.16    Unsecured Promissory Note by Holding in favor of CPI, dated
               December 15, 2000.

      10.17 Lease dated as of December 1, 2000 by and between Holding, as lessor, and CPI, as lessee.


(b) Reports on Form 8-K:

    No reports were filed on Form 8-K during the quarter ended December 29, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COMMUNICATIONS & POWER INDUSTRIES, INC.

                            By:             /s/ Bart F. Petrini
                               -------------------------------------------------
                                             Bart F. Petrini
                                    Chief Executive Officer and President
                                            Date:  February 9, 2001

                            By:              /s/ Lynn E. Harvey
                               -------------------------------------------------
                                               Lynn E. Harvey
                                Chief Financial Officer, Treasurer and Secretary
                                  (Principal Financial and Accounting Officer)
                                            Date:  February 9, 2001

                                 EXHIBIT INDEX

   Exhibit No.          Description
   -----------          -----------
      10.1     Loan and Security Agreement by and among CPI as borrower, the other obligors named therein, the lenders that are signatories hereto as the senders, and Foothill Capital Corporation as the arranger and administrative agent, dated as of December 15, 2000.

      10.2     Intellectual Property Security Agreement between CPI and Foothill
               Capital Corporation as Agent for the Lenders dated December 15,
               2000.

      10.3 Stock Pledge and Security Agreement by CPI to and in favor of Foothill Capital Corporation, as agent for itself and the other lenders dated December 15, 2000.

      10.4 Stock Pledge and Security Agreement by Holding and various CPI subsidiaries to and in favor of Foothill Capital Corporation, as agent for itself and the other lenders, dated December 15, 2000.

      10.5     Environmental Indemnity Agreement for the benefit of Foothill
               Capital Corporation, as agent for itself and the other lenders and the lenders, dated December 15, 2000.

      10.6     Deed of Trust with Absolute Assignment of Leases and Rents,
               Security Agreement and Fixture Filing by and among CPI, First
               American Title Company and Foothill Capital Corporation, as agent for itself and the other lenders, dated December 15, 2000.

      10.7     Guaranty and Security Agreement in favor of Foothill Capital
               Corporation as Agent for itself and the lenders and the other lenders pursuant to that certain Loan and Security Agreement by and among CPI, the other obligors, Foothill and the other lenders named herein, dated December 15, 2000.

      10.8 Continuing Guaranty in favor of Foothill Capital Corporation, as agent for itself and the lenders and the other lenders pursuant to that certain Loan and Security Agreement by and among CPI, the other obligors named therein, Foothill and the other lenders named herein, dated December 15, 2000.

      10.9     Intercreditor Agreement among the CPI Parties and Foothill
               Capital Corporation, as agent for itself and other lenders, dated
               December 15, 2000.

      10.10 Fourth Amendment of Lease by and between The Board of Trustees of the Leland Stanford Junior University and CPI, dated December 15,
               2000.

      10.11    Loan Agreement between Holding and Wells Fargo Bank, National
               Association, executed as of December 15, 2000.

      10.12    Promissory Note Secured by Deed of Trust by Holding in favor of
               Wells Fargo Bank, National Association, dated December 15, 2000.

      10.13    Deed of Trust with Absolute Assignment of Leases and Rents,
               Security Agreement and Fixture Filing by and among Holding,
               American Securities Company and Wells Fargo Bank, National
               Association, dated December 15, 2000.

      10.14    Subordination Agreement by CPI and Holding in favor of Wells
               Fargo Bank, National Association, dated December 15, 2000.

      10.15    Hazardous Materials Indemnity Agreement by Holding in favor of
               Wells Fargo Bank, National Association, dated December 15, 2000.

      10.16    Unsecured Promissory Note by Holding in favor of CPI, dated
               December 15, 2000.

      10.17 Lease dated as of December 1, 2000 by and between Holding, as lessor, and CPI, as lessee.