Form 10-Q
period 2001-03-30
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORP; COMMUNICATIONS & POWER INDUSTRIES INC
filed 2001-05-14
CIK 1000654, 1000564

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 30, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from____________to_____________


Commission File Number:  33-96858-01      Commission File Number:  33-96858
                       ---------------                           -------------

   COMMUNICATIONS & POWER                         COMMUNICATIONS & POWER
     INDUSTRIES HOLDING                              INDUSTRIES, INC.
        CORPORATION

 (Exact name of registrant as                  (Exact name of registrant as
   specified in its charter)                     specified in its charter)

          DELAWARE                                       DELAWARE
  (State of Incorporation)                       (State of Incorporation)

         77-0407395                                     77-0405693
      (I.R.S. employer                               (I.R.S. employer
   identification number)                         identification number)

       811 HANSEN WAY                                 811 HANSEN WAY
PALO ALTO, CALIFORNIA 94303-1110               PALO ALTO, CALIFORNIA 94303-1110
       (650) 846-2800                                 (650) 846-2800
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the Registrant's classes of Common Stock, as of the latest practicable date: COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION: 4,908,172 SHARES OF COMMON STOCK, $.01 PAR VALUE, AT MARCH 30, 2001. COMMUNICATIONS & POWER INDUSTRIES, INC.: 1 SHARE OF COMMON STOCK, $.01 PAR VALUE, AT MARCH 30, 2001.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
    (A wholly owned subsidiary of Communications & Power Industries Holding
                                  Corporation)


PART I: FINANCIAL INFORMATION

  COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION

    Consolidated Condensed Balance Sheets, March 30, 2001 and September 29, 2000 ..................             2

    Consolidated Condensed Statements of Operations for the 13-week periods ended March
    30, 2001 and March 31, 2000 ...................................................................             3

    Consolidated Condensed Statements of Operations for the 26-week periods ended March
    30, 2001 and March 31, 2000 ...................................................................             4

    Consolidated Condensed Statements of Cash Flows for the 26-week periods ended March
    30, 2001 and March 31, 2000 ...................................................................             5

    Notes to Consolidated Condensed Financial Statements ..........................................            10

    Management's Discussion and Analysis of Financial Condition and Results of
    Operations ....................................................................................            14

  COMMUNICATIONS & POWER INDUSTRIES, INC.

    Consolidated Condensed Balance Sheets, March 30, 2001 and September 29, 2000 ..................             6

    Consolidated Condensed Statements of Operations for the 13-week periods ended March
    30, 2001 and March 31, 2000 ...................................................................             7

    Consolidated Condensed Statements of Operations for the 26-week periods ended March
    30, 2001 and March 31, 2000 ...................................................................             8

    Consolidated Condensed Statements of Cash Flows for the 26-week periods ended March
    30, 2001 and March 31, 2000 ...................................................................             9

    Notes to Consolidated Condensed Financial Statements ..........................................            10

    Management's Discussion and Analysis of Financial Condition and Results of
    Operations ....................................................................................            14


PART II: OTHER INFORMATION

    Other Information .............................................................................            19

SIGNATURES ........................................................................................            20

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries


                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (in thousands-unaudited)

                                                           March 30,           September 29,
                                                             2001                  2000
                                                           ---------           -------------
                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                              $   3,584             $   4,766
    Accounts receivable, net                                  42,654                42,434
    Inventories                                               69,862                63,949
    Deferred taxes                                             6,972                 6,972
    Other current assets                                       1,745                 1,603
                                                           ---------             ---------
Total current assets                                         124,817               119,724
Property, plant, and equipment, net                           64,595                68,656
Goodwill and other intangibles, net                           24,782                26,090
Debt issue costs, net                                          5,658                 4,627
Deferred taxes                                                 7,891                 7,888
                                                           ---------             ---------
Total assets                                               $ 227,743             $ 226,985
                                                           =========             =========
LIABILITIES, PREFERRED STOCK AND
STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Revolving credit facility                              $  24,105             $  39,800
    Current portion of term loans                                 --                 6,012
    Current portion of capital leases                          1,035                   960
    Accounts payable                                          19,949                18,462
    Accrued expenses                                          15,205                16,903
    Accrued dividends                                          2,118                    --
    Product warranty                                           3,071                 2,978
    Income taxes payable                                       9,412                 9,518
    Advance payments from customers                            6,512                 5,210
                                                           ---------             ---------
Total current liabilities                                     81,407                99,843
Senior term loans                                             20,000                10,000
Mortgage financing                                            18,000                    --
Senior subordinated notes                                    100,000               100,000
Obligations under capital leases                                 472                   895
                                                           ---------             ---------
Total liabilities                                            219,879               210,738
                                                           ---------             ---------
SENIOR REDEEMABLE PREFERRED STOCK OF SUBSIDIARY               28,372                28,265
                                                           ---------             ---------
JUNIOR PREFERRED STOCK OF SUBSIDIARY                          20,582                19,170
                                                           ---------             ---------
Commitments and contingencies
STOCKHOLDERS' DEFICIT
    Common stock                                                  49                    49
    Additional paid-in capital                                19,111                19,111
    Accumulated deficit                                      (59,093)              (49,215)
    Stockholder loans                                         (1,157)               (1,133)
                                                           ---------             ---------
Net stockholders' deficit                                    (41,090)              (31,188)
                                                           ---------             ---------
Total liabilities, preferred stock and
    stockholders' deficit                                  $ 227,743             $ 226,985
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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries


                             CONSOLIDATED CONDENSED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)

                                                              13-Week              13-Week
                                                            period ended         period ended
                                                              March 30,            March 31,
                                                                2001                 2000
                                                            ------------         ------------
 Sales                                                        $ 66,570             $ 60,340
 Cost of sales                                                  53,947               47,040
                                                              --------             --------
 Gross profit                                                   12,623               13,300
                                                              --------             --------
 Operating costs and expenses:
     Research and development                                    1,541                2,186
     Selling and marketing                                       4,415                4,524
     General and administrative                                  6,057                4,770
                                                              --------             --------
 Total operating costs and expenses                             12,013               11,480
                                                              --------             --------
 Operating income                                                  610                1,820
 Gain on the sale of property, plant and equipment                 887                   --
 Foreign currency gain (loss)                                      281                  (90)
 Interest expense                                               (5,364)              (4,677)
                                                              --------             --------
 Loss before taxes                                              (3,586)              (2,947)
 Income tax expense                                                250                  206
                                                              --------             --------
 Net loss                                                       (3,836)              (3,153)

Preferred dividends:
    Senior redeemable preferred stock                            1,077                  939
    Junior preferred stock                                         718                  626
                                                              --------             --------
Net loss attributable to common stock                         $ (5,631)            $ (4,718)
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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries


                             CONSOLIDATED CONDENSED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)

                                                              26-Week               26-Week
                                                            period ended          period ended
                                                              March 30,             March 31,
                                                                2001                  2000
                                                            -------------         ------------
 Sales                                                        $ 126,946             $ 115,330
 Cost of sales                                                  101,525                89,878
                                                              ---------             ---------
 Gross profit                                                    25,421                25,452
                                                              ---------             ---------
 Operating costs and expenses:
     Research and development                                     2,929                 4,109
     Selling and marketing                                        8,327                 9,098
     General and administrative                                  10,357                 8,723
                                                              ---------             ---------
 Total operating costs and expenses                              21,613                21,930
                                                              ---------             ---------
 Operating income                                                 3,808                 3,522
 Gain on the sale of property, plant and equipment                  887                    --
 Foreign currency gain (loss)                                        95                  (170)
 Interest expense                                               (10,531)               (9,227)
                                                              ---------             ---------
 Loss before taxes                                               (5,741)               (5,875)
 Income tax expense                                                 500                   401
                                                              ---------             ---------
 Net loss                                                        (6,241)               (6,276)

Preferred dividends:
    Senior redeemable preferred stock                             2,118                 1,846
    Junior preferred stock                                        1,412                 1,231
                                                              ---------             ---------
Net loss attributable to common stock                         $  (9,771)            $  (9,353)
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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries


                             CONSOLIDATED CONDENSED
                            STATEMENTS OF CASH FLOWS
                           (in thousands - unaudited)

                                                                    26-Week              26-Week
                                                                  period ended         period ended
                                                                    March 30,            March 31,
                                                                      2001                 2000
                                                                  ------------         ------------
OPERATING ACTIVITIES
     Net cash (used in) provided by operating activities            $ (4,527)            $ 11,116
                                                                    --------             --------
INVESTING ACTIVITIES
     Proceeds from sale of property, plant and equipment               1,922                   --
     Purchase of property, plant and equipment, net                   (2,332)              (2,764)
                                                                    --------             --------
     Net cash used in investing activities                              (410)              (2,764)
                                                                    --------             --------
FINANCING ACTIVITIES
     Repayments on capital leases                                       (348)                (414)
     Payment of debt issue costs                                      (2,153)                  --
     Repayment of terminated revolving credit facility               (40,000)              (4,700)
     Proceeds from revolving credit facility                          24,305                   --
     Repayments on terminated senior term loans                      (16,049)              (3,395)
     Proceeds from senior term loan                                   20,000                   --
     Proceeds from mortgage financing                                 18,000                   --
                                                                    --------             --------
     Net cash provided by (used in) financing activities               3,755               (8,509)
                                                                    --------             --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (1,182)                (157)
Cash and cash equivalents at beginning of period                       4,766                4,247
                                                                    ========             ========
Cash and cash equivalents at end of period                          $  3,584             $  4,090
                                                                    ========             ========


    See accompanying notes to the unaudited consolidated condensed financial statements.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries
    (A wholly owned subsidiary of Communications & Power Industries Holding
                                  Corporation)

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (in thousands-unaudited)

                                                         March 30,           September 29,
                                                           2001                  2000
                                                         ---------           -------------
                   ASSETS

CURRENT ASSETS
    Cash and cash equivalents                            $   3,128             $   4,766
    Accounts receivable, net                                43,225                42,434
    Inventories                                             69,862                63,949
    Deferred taxes                                           6,972                 6,972
    Other current assets                                     1,719                 1,603
                                                         ---------             ---------
Total current assets                                       124,906               119,724
Property, plant, and equipment, net                         50,245                68,656
Goodwill and other intangibles, net                         24,782                26,090
Debt issue costs, net                                        5,345                 4,627
Note receivable from parent                                  5,750                    --
Deferred taxes                                               7,891                 7,888
                                                         ---------             ---------
Total assets                                             $ 218,919             $ 226,985
                                                         =========             =========
           LIABILITIES, REDEEMABLE
         PREFERRED STOCK AND DEFICIT
CURRENT LIABILITIES
    Revolving credit facility                            $  24,105             $  39,800
    Current portion of term loans                               --                 6,012
    Current portion of capital leases                        1,035                   960
    Accounts payable                                        20,547                18,462
    Accrued expenses                                        15,303                16,903
    Accrued dividends                                        2,118                    --
    Product warranty                                         3,071                 2,978
    Income taxes payable                                     9,412                 9,518
    Advance payments from customers                          6,512                 5,210
                                                         ---------             ---------
Total current liabilities                                   82,103                99,843
Senior term loans                                           20,000                10,000
Senior subordinated notes                                  100,000               100,000
Deferred income on sale-leaseback                            7,947                    --
Obligations under capital leases                               472                   895
                                                         ---------             ---------
Total liabilities                                          210,522               210,738
                                                         ---------             ---------
SENIOR REDEEMABLE PREFERRED STOCK                           28,372                28,265
                                                         ---------             ---------
Commitments and contingencies
STOCKHOLDERS' DEFICIT:
    Junior preferred stock                                       2                     2
    Common stock                                                --                    --
    Additional paid-in capital                              39,740                38,328
    Accumulated deficit                                    (58,560)              (49,215)
    Stockholder loans                                       (1,157)               (1,133)
                                                         ---------             ---------
Net stockholders' deficit                                  (19,975)              (12,018)
                                                         ---------             ---------
Total liabilities, senior redeemable
    preferred stock and stockholders' deficit            $ 218,919             $ 226,985
                                                         =========             =========


    See accompanying notes to the unaudited consolidated condensed financial statements.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries
                         (A wholly owned subsidiary of
             Communications & Power Industries Holding Corporation)

                             CONSOLIDATED CONDENSED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)

                                                              13-Week             13-Week
                                                            period ended         period ended
                                                              March 30,            March 31,
                                                                2001                 2000
                                                            ------------         ------------
 Sales                                                        $ 66,570             $ 60,340
 Cost of sales                                                  53,947               47,040
                                                              --------             --------
 Gross profit                                                   12,623               13,300
                                                              --------             --------
 Operating costs and expenses:
     Research and development                                    1,541                2,186
     Selling and marketing                                       4,415                4,524
     General and administrative                                  6,343                4,770
                                                              --------             --------
 Total operating costs and expenses                             12,299               11,480
                                                              --------             --------
 Operating income                                                  324                1,820
 Gain on the sale of property, plant and equipment                 887                   --
 Foreign currency gain (loss)                                      281                  (90)
 Interest expense                                               (4,636)              (4,677)
                                                              --------             --------
 Loss before taxes                                              (3,144)              (2,947)
 Income tax expense                                                250                  206
                                                              --------             --------
 Net loss                                                       (3,394)              (3,153)

Preferred dividends:
    Senior redeemable preferred stock                            1,077                  939
    Junior preferred stock                                         718                  626
                                                              --------             --------
Net loss attributable to common stock                         $ (5,189)            $ (4,718)
                                                              ========             ========


    See accompanying notes to the unaudited consolidated condensed financial statements.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries
                         (A wholly owned subsidiary of
             Communications & Power Industries Holding Corporation)


                             CONSOLIDATED CONDENSED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)

                                                              26-Week               26-Week
                                                            period ended          period ended
                                                              March 30,             March 31,
                                                                2001                  2000
                                                            ------------          ------------
 Sales                                                        $ 126,946             $ 115,330
 Cost of sales                                                  101,525                89,878
                                                              ---------             ---------
 Gross profit                                                    25,421                25,452
                                                              ---------             ---------
 Operating costs and expenses:
     Research and development                                     2,929                 4,109
     Selling and marketing                                        8,327                 9,098
     General and administrative                                  10,632                 8,723
                                                              ---------             ---------
 Total operating costs and expenses                              21,888                21,930
                                                              ---------             ---------
 Operating income                                                 3,533                 3,522
 Gain on the sale of property, plant and equipment                  887                    --
 Foreign currency gain (loss)                                        95                  (170)
 Interest expense                                                (9,723)               (9,227)
                                                              ---------             ---------
 Loss before taxes                                               (5,208)               (5,875)
 Income tax expense                                                 500                   401
                                                              ---------             ---------
 Net loss                                                        (5,708)               (6,276)

Preferred dividends:
    Senior redeemable preferred stock                             2,118                 1,846
    Junior preferred stock                                        1,412                 1,231
                                                              ---------             ---------
Net loss attributable to common stock                         $  (9,238)            $  (9,353)
                                                              =========             =========


    See accompanying notes to the unaudited consolidated condensed financial statements

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries
                         (A wholly owned subsidiary of
             Communications & Power Industries Holding Corporation)


                             CONSOLIDATED CONDENSED
                            STATEMENTS OF CASH FLOWS
                           (in thousands - unaudited)

                                                                    26-Week              26-Week
                                                                  period ended         period ended
                                                                    March 30,            March 31,
                                                                      2001                 2000
                                                                  ------------         ------------
OPERATING ACTIVITIES
     Net cash (used in) provided by operating activities            $ (4,677)            $ 11,116
                                                                    --------             --------
INVESTING ACTIVITIES
     Proceeds from sale of property to parent                         17,250                   --
     Proceeds from sale of property, plant and equipment               1,922                   --
     Purchase of property, plant and equipment, net                   (2,332)              (2,764)
                                                                    --------             --------
     Net cash provided by (used in) investing activities              16,840               (2,764)
                                                                    --------             --------
FINANCING ACTIVITIES
     Repayments on capital leases                                       (348)                (414)
     Payment of debt issue costs                                      (1,709)                  --
     Repayments of terminated revolving credit facility              (40,000)              (4,700)
     Proceeds from revolving credit facility                          24,305                   --
     Repayments of terminated senior term loans                      (16,049)              (3,395)
     Proceeds from senior term loan                                   20,000                   --
                                                                    --------             --------
     Net cash used in financing activities                           (13,801)              (8,509)
                                                                    --------             --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (1,638)                (157)
Cash and cash equivalents at beginning of period                       4,766                4,247
                                                                    --------             --------
Cash and cash equivalents at end of period                          $  3,128             $  4,090
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

2. INVENTORIES

Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:

             (Dollars in thousands)        March 30,        September 29,
                                             2001               2000
                                           ---------        -------------
         Raw materials and parts            $49,439            $46,859
         Work in process                     18,308             14,731
         Finished goods                       2,115              2,359
                                            -------            -------
         Total inventories                  $69,862            $63,949
                                            =======            =======

3. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $10.0 million and $8.6 million for the 26-week periods ended March 30, 2001 and March 31, 2000, respectively. Cash paid for taxes was $0.6 million and $0.1 million for the 26-week periods ended March 30, 2001 and March 31, 2000, respectively.

Non-cash financing activities of CPI included the payment of preferred stock dividends on its Junior Preferred Stock through the issuance of 7,181 shares of its Junior Preferred Stock during the quarter ended March 30, 2001. During the six months ended March 30, 2001, CPI paid preferred stock dividends on its Junior Preferred Stock through the issuance of 14,119 shares of Junior Preferred Stock.

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

               (Dollars in thousands)
                                                                        Satcom
                13-Week Period Ended                  VED's            Equipment              Other               Total
                --------------------                 -------           ---------             -------             -------
         March 30, 2001:
         Revenues from external customers            $48,700            $ 15,551             $ 2,319             $66,570
         Intersegment product transfers                4,469                  --                 284               4,753
         EBITDA -- Holding                             7,621                (599)             (1,918)              5,104
         EBITDA -- CPI                                 7,621                (599)             (2,366)              4,656

         March 31, 2000:
         Revenues from external customers             46,513              12,638               1,189              60,340
         Intersegment product transfers                1,921                  --                 228               2,149
         EBITDA -- Holding                             6,593                 272              (1,206)              5,659
         EBITDA -- CPI                                 6,593                 272              (1,206)              5,659

               (Dollars in thousands)
                                                                        Satcom
                26-Week Period Ended                  VED's            Equipment              Other               Total
                --------------------                 -------           ---------             -------             --------
         March 30, 2001:
         Revenues from external customers            $96,044            $ 27,067             $ 3,835             $126,946
         Intersegment product transfers                8,740                  --                 698                9,438
         EBITDA -- Holding                            15,081                (661)             (2,968)              11,452
         EBITDA -- CPI                                15,081                (661)             (3,416)              11,004

         March 31, 2000:
         Revenues from external customers             87,654              24,693               2,983              115,330
         Intersegment product transfers                4,509                  --                 407                4,916
         EBITDA -- Holding                            12,171                 766              (1,901)              11,036
         EBITDA -- CPI                                12,171                 766              (1,901)              11,036

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
    (A wholly owned subsidiary of Communications & Power Industries Holding
                                  Corporation)


A reconciliation of EBITDA from reportable segments to Loss before taxes is as follows:

                                                   Holding                                   CPI
                                         -----------------------------           -----------------------------
                                             13-Week Period Ended                    13-Week Period Ended
                                         -----------------------------           -----------------------------
    (Dollars in thousands)               March 30,           March 31,           March 30,           March 31,
                                           2001                2000                2001                2000
                                         ---------           ---------           ---------           ---------
 Segment EBITDA                           $ 5,104             $ 5,659             $ 4,656             $ 5,659
 Less:
 Depreciation and amortization              3,326               3,929               3,164               3,929
 Interest expense                           5,364               4,677               4,636               4,677
                                          -------             -------             -------             -------
 Loss before taxes                        $(3,586)            $(2,947)            $(3,144)            $(2,947)
                                          =======             =======             =======             =======

                                                     Holding                                    CPI
                                          -----------------------------             -----------------------------
                                              26-Week Period Ended                      26-Week Period Ended
                                          -----------------------------             -----------------------------
    (Dollars in thousands)                March 30,            March 31,            March 30,            March 31,
                                            2001                 2000                 2001                 2000
                                          --------             --------             --------             --------
 Segment EBITDA                           $ 11,452             $ 11,036             $ 11,004             $ 11,036
 Less:
 Depreciation and amortization               6,662                7,684                6,489                7,684
 Interest expense                           10,531                9,227                9,723                9,227
                                          --------             --------             --------             --------
 Loss before taxes                        $ (5,741)            $ (5,875)            $ (5,208)            $ (5,875)
                                          ========             ========             ========             ========


5. NEW CREDIT FACILITY

On December 22, 2000, the Company terminated the Senior Credit Agreement and replaced it with a $61.0 million secured credit facility ("Credit Facility"). This new facility consists of a $41.0 million revolving line of credit, with a sub-facility of $10.0 million for letters of credit, which expires on December 22, 2004, and a $20.0 million term loan that expires on December 22, 2002. The Credit Facility is secured by substantially all of the assets of CPI and is guaranteed by Holding and all of CPI's subsidiaries. Availability under the revolving credit facility is based upon eligible receivables, machinery and equipment and certain real estate and, as of March 30, 2001, CPI had $12.7 million of availability.

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

Orders during the second quarter of Fiscal 2001 were $78.1 million as compared to $84.3 million for the second quarter of Fiscal 2000. The decrease of $6.2 million, or 7.4%, was driven primarily by the decrease in orders in the communications market as compared to the second quarter of Fiscal 2000 when the company generated an order for $13.6 million related to the XM Radio satellite service. The decrease in the communications market was offset by increased orders in CPI's other markets. Orders for the first six months of Fiscal 2001 of $145.9 million were essentially flat compared to the same time period in Fiscal 2000. Offsetting the decrease in the communications market related to the large XM Radio order in Fiscal 2000, there was higher demand for products in the non-XM Radio communications, radar, industrial, medical and scientific markets of $1.4 million, $6.7 million, $4.6 million, $2.9 million and $1.2 million, respectively, partially offset by $3.2 million lower orders for products used in electronic countermeasures. Radar orders increased due to higher demand for spare and rebuilt VED's primarily for military applications. Industrial orders increased due to orders for build-to-print power supplies manufactured by CPI's Canadian operation. Medical orders were higher in Fiscal 2001 due primarily to increased demand for the Company's line of x-ray generators. Scientific demand increased primarily due to an order for vacuum electronic devices to be used on a collaborative project with five United States national laboratories. Electronic countermeasure orders for the first half of Fiscal 2001 were lower than the comparable period in Fiscal 2000 due to the exercise of a contract option for airborne decoy products in the prior year. Overall, incoming order levels fluctuate significantly on a quarterly basis and a particular quarter's order rate may not be indicative of future order levels. In addition, the Company's sales are highly dependent upon manufacturing scheduling, performance and shipments and, accordingly, it is not possible to accurately predict when these orders will be recognized as sales.

As of March 30, 2001, the Company had order backlog of $173.7 million, compared to order backlog of $175.2 million, as of March 31, 2000, both of which represent approximately eight months of sales. Order backlog as of March 30, 2001, increased by $12.1 million, or 7.5%, from $161.6 million at the end of Fiscal 2000.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
    (A wholly owned subsidiary of Communications & Power Industries Holding
                                  Corporation)


Sales for the second quarter of Fiscal 2001 were $66.6 million, an increase of $6.2 million, or 10.3%, compared to $60.3 million for the same period in Fiscal 2000. The increase from a year ago was primarily attributed to the communications and medical markets with increases of $5.2 million, or 24.1% and $3.1 million, or 62.2%, respectively. Sales in the communications market increased as a result of two new products. The Gen IV, the Company's next generation, high power amplifier, and the XM Radio project both began shipping in volume in Fiscal 2001. Medical sales increased as a result of a new line of INDICO generators which are used in x-ray applications. These increases were partially offset by a decline in sales to the radar market of $3.0 million, or 13.2%, that resulted from customer-defined shipping schedules. Sales to the Company's other markets were up slightly from the same time last year.

Sales for the first six months of Fiscal 2001 were $126.9 million compared to $115.3 million for the first six months of Fiscal 2000, an increase of $11.6 million, or 10.1%, due to improved sales in the communication and medical markets as discussed above.

Gross profit for the second quarter of Fiscal 2001 was $12.6 million, or 19.0% of sales, compared with $13.3 million, or 22.0% generated in the second quarter of Fiscal 2000. Gross profit for the first half of Fiscal 2001 was $25.4 million, or 20.0% compared to $25.5 million, or 22.1% of sales, for the same period of Fiscal 2000. The decline as a percentage of sales for both periods was primarily attributable to higher start-up costs on several new satcom products, and to a lesser degree, due to increases in energy related costs at the Company's California operations.

Operating costs and expenses were $12.0 million, or 18.0% of sales, for the second quarter of Fiscal 2001 compared to $11.5 million, or 19.0% of sales, a year ago. The increase in operating cost dollars, despite the decline as a percentage of sales, is attributable to the costs associated with certain consolidation activities including the relocation of the Satcom Division's production from Palo Alto, California to the Company's facility in Ontario, Canada, and the relocation of the Company's administrative offices into a single building in Palo Alto. Costs-to-date attributable to these consolidation efforts were approximately $1.7 million. These increases are offset somewhat by lower research and development costs in the satcom equipment segment as that segment's engineering resources were predominantly focused on production ramp-up issues rather than new product development. Operating costs and expenses for the first six months of Fiscal 2001 were $21.6 million, or 17.0% of sales, compared to $21.9 million, or 19.0% of sales, for the same period of Fiscal 2000. Excluding the effects of the Company's consolidation efforts, operating costs as a percentage of sales for the first half of Fiscal 2001 were 15.7% compared to 19.0% for the same period of Fiscal 2000. The decline in operating costs and expenses from a year ago reflects cost control measures implemented in the latter half of Fiscal 2000 as well as lower research and development costs in the satcom equipment segment.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA")(1) for the second quarter of Fiscal 2001 were $5.1 million, or 7.7% of sales, compared to $5.7 million, or 9.4% of sales,


(1) EBITDA is presented because some investors may use it as a financial indicator of the ability to service or incur indebtedness. EBITDA should not be considered as an alternative to net earnings (loss), as a measure of operating results, cash flows or liquidity.

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
    (A wholly owned subsidiary of Communications & Power Industries Holding
                                  Corporation)


for the second quarter of Fiscal 2000. EBITDA for the first six months of Fiscal 2001 was $11.5 million, or 9.0% of sales, compared to $11.0 million, or 9.6% of sales, for the same period in Fiscal 2000. The decrease in EBITDA of $0.5 million for the first six months was attributable to the Company's consolidation costs, as previously discussed, offset in part by a $0.9 million gain on the sale of a building in Beverly, Massachusetts, which had been previously leased to various third parties. Excluding the effects of the consolidation costs and the building sale, adjusted EBITDA for the first six months was $12.3 million, or 9.7% of sales, compared to $11.0 million, or 9.6% of sales, during the same period in Fiscal 2000.

FINANCIAL CONDITION

For Holding, cash flows used in operating activities for the first six months of Fiscal 2001 were $4.5 million, compared to cash flows provided by operating activities of $11.1 million during the first six months of Fiscal 2000. The decrease in cash provided of $15.6 million was due primarily to changes in accounts receivable and advance payments from customers that contributed $10.7 million and $5.3 million less cash flow, respectively, in the first half of Fiscal 2001 compared to Fiscal 2000. The lower cash provided by accounts receivable was the result of higher shipments during the second quarter of Fiscal 2001 compared to the same period in Fiscal 2000, and shipments that were lower at the end of Fiscal 2000 compared to the end of Fiscal 1999. The credit worthiness of accounts receivable remains strong and days sales outstanding at the end of the second quarter of Fiscal 2001 was 58 days compared to 62 days at the end of Fiscal 2000. For CPI, cash flows used in operating activities for the first six months of Fiscal 2001 were $4.7 million, compared to cash flows provided by operating activities of $11.1 million during the first six months of Fiscal 2000. The decrease in cash provided of $15.8 million was due primarily to the causes discussed above.

For Holding, investing activities decreased cash by $0.4 million in the first six months of Fiscal 2001 compared to $2.8 million in the first six months of Fiscal 2000. This decrease in cash used of $2.4 million was related to a reduction in capital expenditures compared to the first six months of Fiscal 2000 of $0.4 million, coupled with $1.9 million proceeds from the sale of the building in Beverly, Massachusetts. For CPI, in addition to the investing activities discussed in the previous sentence, there were net proceeds of $17.25 million from the sale of CPI's facilities in San Carlos to its parent as part of a sale-leaseback transaction. Capital expenditure requirements for both Holding and CPI for Fiscal 2001 are expected to be similar to the amount spent in Fiscal 2000, with the exception that consolidation efforts discussed below could add additional requirements of approximately $2.5 to $3.0 million, of which $0.6 million has been expended in the first half of Fiscal 2001.

For Holding, financing activities during the first half of Fiscal 2001 were related primarily to repayments on its Senior Credit Agreement, which was terminated on December 22, 2000, and proceeds and expenses from its new $61.0 million secured credit facility ("Credit Facility"). This new facility consists of a $41.0 million revolving line of credit, with a sub-facility of $10.0 million for letters of credit, which expires December 22, 2004, and a $20.0 million term loan which expires December 22, 2002. The facility is secured by substantially all of the assets of CPI, and is guaranteed by Holding and all of CPI's subsidiaries. Availability under the revolving credit facility is based upon eligible receivables, machinery and equipment and certain real estate. Also on December 22, 2000, a sale-leaseback transaction related to CPI's facilities in San Carlos was accomplished between CPI and Holding. Holding paid CPI aggregate consideration of $23.0 million for the San Carlos real estate, consisting of

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
    (A wholly owned subsidiary of Communications & Power Industries Holding
                                  Corporation)


$17.25 million in cash and an unsecured promissory note of $5.75 million maturing in nine years. CPI and Holding entered into a lease of the San Carlos real property for a term of twenty years on a net basis with a fixed annual rent of $2.45 million. Holding financed the cash portion of the San Carlos purchase price by borrowing $18.0 million, which loan matures June 1, 2002. For CPI, financing activities were similar to those discussed above for Holding with the exception that the $18.0 million of mortgage financing and its related debt issue costs of $0.4 million did not apply to CPI.

The Company continues to focus on strategic consolidation efforts approved by the Company's Board of Directors on October 18, 2000. As of the end of the second quarter of Fiscal 2001, the Company has completed the transfer of one of its satcom product lines to the facility in Ontario, Canada and is in the process of transferring others. The relocation of its administrative offices into a single building in Palo Alto is nearly complete and the Company is actively looking for tenants to sublease up to 52,300 square feet of office space. The Company expects to complete this consolidation over the next 9 to 15 months.

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

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
    (A wholly owned subsidiary of Communications & Power Industries Holding
                                  Corporation)


Risk Factors

You should carefully consider the various risks and uncertainties that impact the Company's business and the other information in this report and the Company's other filings with the SEC before you decide to invest in the Company or to maintain or increase your investment. Such risks and uncertainties include, but are not limited to, the following: product demand and market acceptance risks; the effect of general economic conditions; the impact of competitive products and pricing; new product development and commercialization; technological difficulties and the ability to increase margins; production interruptions and cost increases resulting from California's energy crisis; U.S. Government export policies; changes in Governmental appropriations, national defense policies and availability of Government funds; changes in environmental regulation and legislation; availability of certain critical materials and raw material price fluctuations; the Company's ability to generate the significant amount of cash needed to service its debt; and the Company's ability to obtain financing in the future. If any of the following risks actually occur, the Company's business, results of operations, or financial condition would likely suffer and actual results could differ materially from those projected.

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

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         COMMUNICATIONS & POWER INDUSTRIES, INC.

                         By:                  /s/ Bart F. Petrini
                            ----------------------------------------------------
                                                Bart F. Petrini
                                     Chief Executive Officer and President
                                              Date:  May 11, 2001

                         By:                  /s/ Lynn E. Harvey
                            ----------------------------------------------------
                                                 Lynn E. Harvey
                                Chief Financial Officer, Treasurer and Secretary
                                  (Principal Financial and Accounting Officer)
                                               Date:  May 11, 2001