Form 10-Q
period 2001-06-29
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORP; COMMUNICATIONS & POWER INDUSTRIES INC
filed 2001-08-13
CIK 1000654, 1000564

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 29, 2001
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 33-96858-01	Commission File Number: 33-96858

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION	COMMUNICATIONS & POWER INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)
Delaware
(State of Incorporation)
77-0407395
(I.R.S. employer identification number)
811 Hansen Way
Palo Alto, California 94303-1110
(650) 846-2800
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:	(Exact name of registrant as specified in its charter)
Delaware
(State of Incorporation)
77-0405693
(I.R.S. employer identification number)
811 Hansen Way
Palo Alto, California 94303-1110
(650) 846-2800
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the Registrant’s classes of Common Stock, as of the latest practicable date: Communications & Power Industries Holding Corporation: 4,908,172 shares of Common Stock, $.01 par value, at June 29, 2001. Communications & Power Industries, Inc.: 1 share of Common Stock, $.01 par value, at June 29, 2001.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

PART I: FINANCIAL INFORMATION

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION

Consolidated Condensed Balance Sheets, June 29, 2001 and September 29, 2000	2

Consolidated Condensed Statements of Operations for the 13-week periods ended June 29, 2001 and June 30, 2000	3

Consolidated Condensed Statements of Operations for the 39-week periods ended June 29, 2001 and June 30, 2000	4

Consolidated Condensed Statements of Cash Flows for the 39-week periods ended June 29, 2001 and June 30, 2000	5

Notes to Consolidated Condensed Financial Statements	10

Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

COMMUNICATIONS & POWER INDUSTRIES, INC.

Consolidated Condensed Balance Sheets, June 29, 2001 and September 29, 2000	6

Consolidated Condensed Statements of Operations for the 13-week periods ended June 29, 2001 and June 30, 2000	7

Consolidated Condensed Statements of Operations for the 39-week periods ended June 29, 2001 and June 30, 2000	8

Consolidated Condensed Statements of Cash Flows for the 39-week periods ended June 29, 2001 and June 30, 2000	9

Notes to Consolidated Condensed Financial Statements	10

Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

PART II:OTHER INFORMATION

Other Information	19

SIGNATURES	20

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands-unaudited)

	June 29,	September 29,
ASSETS	2001	2000

Current Assets

Cash and cash equivalents	$3,488	$4,766

Accounts receivable, net	48,078	42,434

Inventories	68,820	63,949

Deferred taxes	6,972	6,972

Other current assets	1,618	1,603

Total current assets	128,976	119,724

Property, plant, and equipment, net	63,363	68,656

Goodwill and other intangibles, net	24,131	26,090

Debt issue costs, net	5,314	4,627

Deferred taxes	7,889	7,888

Total assets	$229,673	$226,985

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Revolving credit facility	$25,380	$39,800

Current portion of term loans	—	6,012

Current portion of capital leases	1,056	960

Current portion of mortgage financing	18,000	—

Accounts payable	15,562	18,462

Accrued expenses	21,403	16,903

Accrued dividends	3,232	—

Product warranty	3,740	2,978

Income taxes payable	9,644	9,518

Advance payments from customers	6,588	5,210

Total current liabilities	104,605	99,843

Senior term loans	20,000	10,000

Senior subordinated notes	100,000	100,000

Obligations under capital leases	204	895

Total liabilities	224,809	210,738

Senior Redeemable Preferred Stock of Subsidiary	28,425	28,265

Junior Preferred Stock of Subsidiary	21,325	19,170

Commitments and contingencies Stockholders’ Deficit

Common stock	49	49

Additional paid-in capital	19,111	19,111

Accumulated deficit	(62,877)	(49,215)

Stockholder loans	(1,169)	(1,133)

Net stockholders’ deficit	(44,886)	(31,188)

Total liabilities, preferred stock and stockholders’ deficit	$229,673	$226,985

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

CONSOLIDATED CONDENSED
STATEMENTS OF OPERATIONS
(in thousands - unaudited)

	13-Week	13-Week
	period ended	period ended
	June 29,	June 30,
	2001	2000

Sales	$72,724	$66,367

Cost of sales	57,071	49,894

Gross profit	15,653	16,473

Operating costs and expenses:

Research and development	1,466	2,476

Selling and marketing	4,648	4,737

General and administrative	5,704	4,876

Total operating costs and expenses	11,818	12,089

Operating income	3,835	4,384

Foreign currency loss	(250)	(119)

Interest expense	(5,208)	(4,681)

Loss before taxes	(1,623)	(416)

Income tax expense	250	170

Net loss	(1,873)	(586)

Preferred dividends:

Senior redeemable preferred stock	1,115	972

Junior preferred stock	743	648

Net loss attributable to common stock	$(3,731)	$(2,206)

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

CONSOLIDATED CONDENSED
STATEMENTS OF OPERATIONS
(in thousands - unaudited)

	39-Week	39-Week
	period ended	period ended
	June 29,	June 30,
	2001	2000

Sales	$199,670	$181,697

Cost of sales	158,596	139,772

Gross profit	41,074	41,925

Operating costs and expenses:

Research and development	4,395	6,585

Selling and marketing	12,975	13,835

General and administrative	16,061	13,599

Total operating costs and expenses	33,431	34,019

Operating income	7,643	7,906

Gain on the sale of property, plant and equipment	887	—

Foreign currency loss	(155)	(289)

Interest expense	(15,739)	(13,908)

Loss before taxes	(7,364)	(6,291)

Income tax expense	750	571

Net loss	(8,114)	(6,862)

Preferred dividends:

Senior redeemable preferred stock	3,233	2,818

Junior preferred stock	2,155	1,879

Net loss attributable to common stock	$(13,502)	$(11,559)

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

CONSOLIDATED CONDENSED
STATEMENTS OF CASH FLOWS
(in thousands - unaudited)

	39-Week	39-Week
	period ended	period ended
	June 29,	June 30,
	2001	2000

OPERATING ACTIVITIES

Net cash (used in) provided by operating activities	$(3,984)	$8,958

INVESTING ACTIVITIES

Proceeds from sale of property, plant and equipment	1,922	—

Purchase of property, plant and equipment, net	(3,784)	(4,604)

Net cash used in investing activities	(1,862)	(4,604)

FINANCING ACTIVITIES

Repayments on capital leases	(595)	(632)

Payment of debt issue costs	(2,368)	—

Repayment of terminated revolving credit facility	(40,000)	—

Proceeds from revolving credit facility	25,580	—

Repayments on terminated senior term loans	(16,049)	(4,944)

Proceeds from senior term loan	20,000	—

Proceeds from mortgage financing	18,000	—

Net proceeds from stockholder loans	—	20

Purchase of treasury stock	—	(23)

Net cash provided by (used in) financing activities	4,568	(5,579)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,278)	(1,225)

Cash and cash equivalents at beginning of period	4,766	4,247

Cash and cash equivalents at end of period	$3,488	$3,022

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands-unaudited)

	June 29,	September 29,
ASSETS	2001	2000

Current Assets

Cash and cash equivalents	$3,488	$4,766

Accounts receivable, net	48,793	42,434

Inventories	68,820	63,949

Deferred taxes	6,972	6,972

Other current assets	1,618	1,603

Total current assets	129,691	119,724

Property, plant, and equipment, net	49,175	68,656

Goodwill and other intangibles, net	24,131	26,090

Debt issue costs, net	5,092	4,627

Note receivable from parent	5,750	—

Deferred taxes	7,889	7,888

Total assets	$221,728	$226,985

LIABILITIES, REDEEMABLE PREFERRED STOCK AND DEFICIT

Current Liabilities

Revolving credit facility	$25,380	$39,800

Current portion of term loans	—	6,012

Current portion of capital leases	1,056	960

Accounts payable	16,787	18,462

Accrued expenses	21,585	16,903

Accrued dividends	3,232	—

Product warranty	3,740	2,978

Income taxes payable	9,644	9,518

Advance payments from customers	6,588	5,210

Total current liabilities	88,012	99,843

Senior term loans	20,000	10,000

Senior subordinated notes	100,000	100,000

Deferred income on sale-leaseback	7,842	—

Obligations under capital leases	204	895

Total liabilities	216,058	210,738

Senior Redeemable Preferred Stock	28,425	28,265

Commitments and contingencies

Stockholders’ Deficit:

Junior preferred stock	2	2

Common stock	—	—

Additional paid-in capital	40,483	38,328

Accumulated deficit	(62,071)	(49,215)

Stockholder loans	(1,169)	(1,133)

Net stockholders’ deficit	(22,755)	(12,018)

Total liabilities, senior redeemable preferred stock and stockholders’ deficit	$221,728	$226,985

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED CONDENSED
STATEMENTS OF OPERATIONS
(in thousands - unaudited)

	13-Week	13-Week
	period ended	period ended
	June 29,	June 30,
	2001	2000

Sales	$72,724	$66,367

Cost of sales	57,071	49,894

Gross profit	15,653	16,473

Operating costs and expenses:

Research and development	1,466	2,476

Selling and marketing	4,648	4,737

General and administrative	6,109	4,876

Total operating costs and expenses	12,223	12,089

Operating income	3,430	4,384

Foreign currency loss	(250)	(119)

Interest expense	(4,530)	(4,681)

Loss before taxes	(1,350)	(416)

Income tax expense	250	170

Net loss	(1,600)	(586)

Preferred dividends:

Senior redeemable preferred stock	1,115	972

Junior preferred stock	743	648

Net loss attributable to common stock	$(3,458)	$(2,206)

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED CONDENSED
STATEMENTS OF OPERATIONS
(in thousands - unaudited)

	39-Week	39-Week
	period ended	period ended
	June 29,	June 30,
	2001	2000

Sales	$199,670	$181,697

Cost of sales	158,596	139,772

Gross profit	41,074	41,925

Operating costs and expenses:

Research and development	4,395	6,585

Selling and marketing	12,975	13,835

General and administrative	16,741	13,599

Total operating costs and expenses	34,111	34,019

Operating income	6,963	7,906

Gain on the sale of property, plant and equipment	887	—

Foreign currency loss	(155)	(289)

Interest expense	(14,253)	(13,908)

Loss before taxes	(6,558)	(6,291)

Income tax expense	750	571

Net loss	(7,308)	(6,862)

Preferred dividends:

Senior redeemable preferred stock	3,233	2,818

Junior preferred stock	2,155	1,879

Net loss attributable to common stock	$(12,696)	$(11,559)

See accompanying notes to the unaudited consolidated condensed financial statements

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED CONDENSED
STATEMENTS OF CASH FLOWS
(in thousands - unaudited)

	39-Week	39-Week
	period ended	period ended
	June 29,	June 30,
	2001	2000

OPERATING ACTIVITIES

Net cash (used in) provided by operating activities	$(3,708)	$8,958

INVESTING ACTIVITIES

Proceeds from sale of property to parent	17,250	—

Proceeds from sale of property, plant and equipment	1,922	—

Purchase of property, plant and equipment, net	(3,784)	(4,604)

Net cash provided by (used in) investing activities	15,388	(4,604)

FINANCING ACTIVITIES

Repayments on capital leases	(595)	(632)

Payment of debt issue costs	(1,894)	—

Repayments of terminated revolving credit facility	(40,000)	—

Proceeds from revolving credit facility	25,580	—

Repayments of terminated senior term loans	(16,049)	(4,944)

Proceeds from senior term loan	20,000	—

Net proceeds from stockholder loans	—	20

Purchase of treasury stock	—	(23)

Net cash used in financing activities	(12,958)	(5,579)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,278)	(1,225)

Cash and cash equivalents at beginning of period	4,766	4,247

Cash and cash equivalents at end of period	$3,488	$3,022

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED
CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Communications & Power Industries Holding Corporation (“Holding”) and Communications & Power Industries, Inc. (“CPI”, both companies together referred to as the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted and, accordingly, these financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Company’s September 29, 2000 Annual Report on Form 10-K. Management believes that these unaudited interim condensed financial statements contain all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company, and its results of operations and cash flows for the interim periods presented. The results for the interim periods reported are not necessarily indicative of the results for the complete fiscal year 2001.

2.  Inventories

Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:

(Dollars in thousands)	June 29, 2001	September 29, 2000

Raw materials and parts	$48,278	$46,859

Work in process	18,124	14,731

Finished goods	2,418	2,359

Total inventories	$68,820	$63,949

3.  Supplemental Cash Flow Information

Cash paid for interest was $11.6 million and $9.9 million for the 39-week periods ended June 29, 2001 and June 30, 2000, respectively. Cash paid for taxes was $0.6 million and $(0.06) million for the 39-week periods ended June 29, 2001 and June 30, 2000, respectively.

Non-cash financing activities of CPI included the payment of preferred stock dividends on its Junior Preferred Stock through the issuance of 7,432 shares of its Junior Preferred Stock during the quarter ended June 29, 2001. During the nine months ended June 29, 2001, CPI paid preferred stock dividends on its Junior Preferred Stock through the issuance of 21,551 shares of Junior Preferred Stock.

4.  Segments and Related Information

The Company has two reportable segments: vacuum electronic devices (“VEDs”) and satcom equipment. The CEO, identified as the Chief Operating Decision Maker, evaluates performance and allocates resources based on the Company’s principal performance measure, earnings before income taxes, interest, depreciation and amortization (“EBITDA”).

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

Summarized financial information concerning Holding’s reportable segments is shown in the following table. Included in the “Other” column is financial information for the Company’s Solid State Products Division, which did not meet the quantitative thresholds, and certain unallocated corporate-level operating expenses. Intersegment product transfers are recorded at cost.

     (Dollars in thousands)

		Satcom
13-Week Period Ended	VED’s	Equipment	Other	Total

June 29, 2001:

Revenues from external customers	$52,775	$17,124	$2,825	$72,724

Intersegment product transfers	6,196	—	480	6,676

EBITDA — Holding	9,108	(260)	(1,929)	6,919

EBITDA — CPI	9,108	(260)	(2,495)	6,353

June 30, 2000:

Revenues from external customers	51,448	12,900	2,019	66,367

Intersegment product transfers	2,730	—	404	3,134

EBITDA — Holding	9,401	(932)	(197)	8,272

EBITDA — CPI	9,401	(932)	(197)	8,272

     (Dollars in thousands)

		Satcom
39-Week Period Ended	VED’s	Equipment	Other	Total

June 29, 2001:

Revenues from external customers	$148,819	$44,191	$6,660	$199,670

Intersegment product transfers	14,936	—	1,178	16,114

EBITDA — Holding	24,189	(921)	(4,897)	18,371

EBITDA — CPI	24,189	(921)	(5,911)	17,357

June 30, 2000:

Revenues from external customers	139,102	37,593	5,002	181,697

Intersegment product transfers	7,239	—	811	8,050

EBITDA — Holding	21,572	(166)	(2,098)	19,308

EBITDA — CPI	21,572	(166)	(2,098)	19,308

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

A reconciliation of EBITDA from reportable segments to Loss before taxes is as follows:

	Holding		CPI

	13-Week Period Ended		13-Week Period Ended

(Dollars in thousands)	June 29, 2001	June 30, 2000	June 29, 2001	June 30, 2000

Segment EBITDA	$6,919	$8,272	$6,353	$8,272

Less:

Depreciation and amortization	3,334	4,007	3,173	4,007

Interest expense	5,208	4,681	4,530	4,681

Loss before taxes	$(1,623)	$(416)	$(1,350)	$(416)

	Holding		CPI

	39-Week Period Ended		39-Week Period Ended

(Dollars in thousands)	June 29, 2001	June 30, 2000	June 29, 2001	June 30, 2000

Segment EBITDA	$18,371	$19,308	$17,357	$19,308

Less:

Depreciation and amortization	9,996	11,691	9,662	11,691

Interest expense	15,739	13,908	14,253	13,908

Loss before taxes	$(7,364)	$(6,291)	$(6,558)	$(6,291)

5.  New Credit Facility

On December 22, 2000, the Company terminated the Senior Credit Agreement and replaced it with a $61.0 million secured credit facility (“Credit Facility”). This new facility consists of a $41.0 million revolving line of credit, with a sub-facility of $10.0 million for letters of credit, which expires on December 22, 2004, and a $20.0 million term loan that expires on December 22, 2002. The Credit Facility is secured by substantially all of the assets of CPI and is guaranteed by Holding and all of CPI’s subsidiaries. Availability under the revolving credit facility is based upon eligible receivables, machinery and equipment and certain real estate and, as of June 29, 2001, CPI had $10.9 million of availability.

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
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

6.  Sale-Leaseback Transaction

On December 22, 2000, a sale-leaseback transaction related to CPI’s facilities in San Carlos, California was accomplished between CPI and Holding. Holding paid CPI aggregate consideration of $23.0 million for the San Carlos real estate, consisting of $17.25 million in cash and an unsecured promissory note in the principal amount of $5.75 million maturing in nine years, with interest-only payments on a quarterly basis at the rate of 15.5% per annum, with up to 35.25% of each interest payment payable in kind, at Holding’s option, by its issuance of additional notes. CPI and Holding entered into a lease of the San Carlos real property for a term of twenty (20) years on a net basis with a fixed annual rent (payable in equal monthly installments) of $2.45 million. Holding financed the cash portion of the San Carlos purchase price and its fees and expenses with respect to the transaction by borrowing $18.0 million from Wells Fargo Bank, which loan matures June 1, 2002, bears interest at Prime or LIBOR plus 3.25%, and is secured on a non-recourse basis (subject to normal and customary exceptions) by the San Carlos real property. CPI realized a gain of approximately $8.5 million on the transaction that will be amortized over the term of the lease. The current portion of the unrealized gain of $0.4 million is included in CPI’s accrued expenses. The unrealized gain is not shown for Holding as it is eliminated upon consolidation.

7.  Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, “Business Combinations” (SFAS No. 141) and Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 141 addresses accounting and reporting for business combinations and requires that all business combinations be accounted for by a single method — the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, however early application is permitted. The Company will adopt this Statement beginning in the first quarter of Fiscal 2002. Based on goodwill existing on the Company’s balance sheet at June 29, 2001, the adoption of SFAS No.142 will increase income before taxes by $1.3M in Fiscal 2002.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion reflects the consolidated results of Communications & Power Industries Holding Corporation, which are materially consistent with those of CPI except as identified below.

The Company serves the communications, radar, electronic countermeasures, industrial, medical and scientific markets. In addition, the Company divides the communications market into applications for ground-based satellite uplinks for military and commercial uses (“satcom”) and broadcast sectors. The Company defines and discusses its orders and sales trends by the end markets to more clearly relate its business to outside investors. Internally, however, the Company is organized into six operating units that are differentiated based on products. Four of these operating units comprise the Company’s vacuum electronic device (“VED”) segment. The Company also has a satellite communications equipment segment and a solid state products segment. Segment data is included in Note 4 of the Notes to Unaudited Consolidated Condensed Financial Statements.

Orders during the third quarter of Fiscal 2001 were $57.5 million as compared to $55.8 million for the third quarter of Fiscal 2000. The increase of $1.7 million, or 3.1%, was driven by increases in orders in the communications and radar markets. Orders for the first nine months of Fiscal 2001 of $203.3 million were slightly higher than the $201.7 million in the same time period of Fiscal 2000. However, excluding the effect of the $13.6 million XM Radio satellite service order generated in the second quarter of Fiscal 2000, the increase in adjusted orders was $15.2 million. There was higher demand in the first nine months for products in five of the Company’s six markets. Radar orders increased $11.0 million due to higher demand for spare and rebuilt VED’s primarily for military applications. Industrial orders increased $2.9 million due to orders for build-to-print power supplies manufactured by CPI’s Canadian operation. Medical orders improved from the first nine months of Fiscal 2000 by $2.7 million due primarily to increased demand for the Company’s line of x-ray generators. Electronic countermeasure orders for the first nine months of Fiscal 2001 were lower than the comparable period in Fiscal 2000 due to the timing of a large order for airborne decoy products which was booked in July 2001. Overall, incoming order levels fluctuate significantly on a quarterly basis and a particular quarter’s order rate may not be indicative of future order levels. In particular, the Company is beginning to see a moderate slowdown in a portion of its communications market due primarily to the excess capacity in internet based demand and cautious ordering due to concerns about the economy. However, the demands from the Company’s government/military customers remain consistent and this, along with a large installed base that requires replacement products, should provide some stability to the Company’s revenue stream. None-the-less, the Company’s sales are highly dependent upon manufacturing scheduling, performance and shipments and, accordingly, it is not possible to accurately predict when these orders will be recognized as sales.

As of June 29, 2001, the Company had order backlog of $160.7 million, representing approximately seven-and-a-half months of sales, compared to order backlog of $164.8 million, or eight months of sales as of June 30, 2000. Order backlog at the end of the third quarter also decreased slightly from $161.6 million at the end of Fiscal 2000.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

Sales for the third quarter of Fiscal 2001 were $72.7 million, an increase of $6.4 million, or 9.6%, compared to $66.4 million for the same period in Fiscal 2000. The increase from a year ago was primarily attributable to the communications market with an increase of $5.8 million, or 24.8%. Sales in the communications market increased as a result of two new products. The Gen IV, the Company’s next generation, high power amplifier, and the XM Radio project both began shipping in volume in Fiscal 2001. Sales for the first nine months of Fiscal 2001 were $199.7 million compared to $181.7 million for the first nine months of Fiscal 2000, an increase of $18.0 million, or 9.9%. This increase reflects increased sales of products serving the communications, medical and industrial markets of $10.7 million, $5.5 million and $2.7 million, respectively. The increase in the communications market was discussed above. Medical sales increased as a result of a new line of INDICO generators which are used in x-ray applications. The improvement in sales in the industrial market can be attributed to build-to-print power supplies.

Gross profit for the third quarter of Fiscal 2001 was $15.7 million, or 21.5% of sales, compared with $16.5 million, or 24.8% of sales, generated in the third quarter of Fiscal 2000. Gross profit for the first nine months of Fiscal 2001 was $41.1 million, or 20.6% compared to $41.9 million, or 23.1% of sales, for the same period of Fiscal 2000. The decline as a percentage of sales for both periods was primarily attributable to higher start-up and warranty costs on several new satcom products, and to a lesser degree, due to increases in energy related costs at the Company’s California operations. Energy related costs remain a concern going forward and could have a more significant impact on future margin performance.

Operating costs and expenses were $11.8 million, or 16.2% of sales, for the third quarter of Fiscal 2001 compared to $12.1 million, or 18.2% of sales, a year ago. The decrease is attributable to lower research and development costs in the satcom equipment segment as that segment’s engineering resources were predominantly focused on production ramp-up issues rather than new product development. The decrease in research and development costs were partially offset by costs associated with certain consolidation activities including the relocation of the Satcom Division’s production from Palo Alto, California to the Company’s facility in Ontario, Canada, and the relocation of the Company’s administrative offices into a single building in Palo Alto. Costs-to-date attributable to these consolidation efforts were approximately $0.8 million for the quarter and $2.6 million year-to-date. Operating costs and expenses for the first nine months of Fiscal 2001 were $33.4 million, or 16.7% of sales, compared to $34.0 million, or 18.7% of sales, for the same period of Fiscal 2000. Excluding the effects of the Company’s consolidation efforts, operating costs as a percentage of sales for the first nine months of Fiscal 2001 were 15.4% compared to 18.7% for the same period of Fiscal 2000. The decline in operating costs and expenses from a year ago reflects cost control measures implemented in the latter half of Fiscal 2000 as well as lower research and development costs in the satcom equipment segment.

Earnings before interest, income taxes, depreciation and amortization (“EBITDA”)1 for the third quarter of Fiscal 2001 were $6.9 million, or 9.5% of sales, compared to $8.3 million, or 12.5% of sales, for the

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
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

third quarter of Fiscal 2000. EBITDA for the first nine months of Fiscal 2001 was $18.4 million, or 9.2% of sales, compared to $19.3 million, or 10.6% of sales, for the same period in Fiscal 2000. Excluding the effects of the consolidation costs, as previously discussed, and a $0.9 million gain on the sale of a building in Beverly, Massachusetts, adjusted EBITDA for the first nine months was $20.0 million, or 10.0% of sales, compared to $19.3 million, or 10.6% of sales, during the same period in Fiscal 2000. The increase in adjusted EBITDA for the first nine months of Fiscal 2001 was due primarily to lower research and development costs, partially offset by lower gross profit, as discussed above.

FINANCIAL CONDITION

Holding used cash of $4.0 million in operating activities for the first nine months of Fiscal 2001, whereas for the corresponding period of Fiscal 2000, Holding generated cash of $9.0 million. This decrease of $13.0 million was mainly attributable to changes in accounts receivable and advance payments from customers that contributed less cash flow of $8.0 million and $4.5 million, respectively, and a decrease in accounts payable that consumed $4.7 million more in cash, partially offset by $5.3 million less cash consumed by inventory changes. Accounts receivable levels have increased as a result of higher shipments in the third quarter of Fiscal 2001 compared to the same period in Fiscal 2000 but days sales outstanding has improved to 60 days in June 2001 compared to 64 days in June 2000. Inventory levels, although not consuming as much cash in Fiscal 2001 as in Fiscal 2000, remain high due to longer production cycle times of several new products.

CPI used cash of $3.7 million in operating activities for the first nine months of Fiscal 2001, whereas it generated cash of $9.0 million for the corresponding period of Fiscal 2000. The decrease in operating cash flows was due primarily to the factors discussed above.

Net cash used by Holding in investing activities in the first nine months of Fiscal 2001 was $1.9 million compared to $4.6 million in the first nine months of Fiscal 2000. This decrease in cash used of $2.7 million was due to a reduction in capital expenditures compared to the same period of Fiscal 2000 of $0.8 million, coupled with $1.9 million in proceeds from the sale of the building in Beverly, Massachusetts in March 2001.

Net cash provided by investing activities for CPI was $15.4 million for the first nine months of Fiscal 2001 as compared to $4.6 million of net cash used in investing activities in the same period of Fiscal 2000. The increase in cash is attributable to proceeds from the sale of CPI’s facilities in San Carlos to its parent as part of a sale-leaseback transaction of $17.25 million and proceeds from the sale of a building in Beverly, Massachusetts of $1.9 million.

Capital expenditure requirements for both Holding and CPI for Fiscal 2001 are expected to be similar to the amount spent in Fiscal 2000, including expenditures related to consolidation efforts discussed below. Capital expenditures related to the consolidation totaled $1.25 million as of June 29, 2001 and the Company expects to spend approximately $0.3 million on these efforts during the remainder of Fiscal 2001.

Holding’s financing activities during the first nine months of Fiscal 2001 were related primarily to repayments on its Senior Credit Agreement, which was terminated on December 22, 2000, and proceeds

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

and expenses from its new $61.0 million secured credit facility (“Credit Facility”). This new facility consists of a $41.0 million revolving line of credit, with a sub-facility of $10.0 million for letters of credit, which expires December 22, 2004, and a $20.0 million term loan which expires December 22, 2002. The facility is secured by substantially all of the assets of CPI, and is guaranteed by Holding and all of CPI’s subsidiaries. Availability under the revolving credit facility is based upon eligible receivables, machinery and equipment and certain real estate. Also on December 22, 2000, a sale-leaseback transaction related to CPI’s facilities in San Carlos was accomplished between CPI and Holding. Holding paid CPI aggregate consideration of $23.0 million for the San Carlos real estate, consisting of $17.25 million in cash and an unsecured promissory note of $5.75 million maturing in nine years. CPI and Holding entered into a lease of the San Carlos real property for a term of twenty years on a net basis with a fixed annual rent of $2.45 million. Holding financed the cash portion of the San Carlos purchase price by borrowing $18.0 million, which loan matures June 1, 2002.

CPI used cash of $13.0 million in financing activities during the first nine months of Fiscal 2001 compared with $5.6 million a year ago. Similar to Holding, CPI’s financing activities in Fiscal 2001 were related primarily to repayments on its Senior Credit Agreement, and proceeds and expenses from its new secured Credit Facility, with the exception that the $18.0 million of mortgage financing and its related debt issue costs of $0.5 million did not apply to CPI.

The Company continues to focus on strategic consolidation efforts approved by the Company’s Board of Directors on October 18, 2000. As of the end of the third quarter of Fiscal 2001, the Company has completed the transfer of three of the five satcom product lines to its facility in Ontario, Canada and is beginning the process of transferring the remaining two. The Company expects to complete this consolidation over the next 6 to 9 months. The relocation of its administrative offices into a single building in Palo Alto is complete and the Company is actively looking for tenants to sublease up to 52,300 square feet of office space.

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

Market Risk

The Company’s market risk disclosures set forth in its Annual Report on Form 10-K for the fiscal year ended September 29, 2000, have not changed significantly.

Forward-Looking Statements

This document contains forward-looking statements that relate to future events or the Company’s future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “except,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. All written and oral forward-looking statements made in connection with this report which are attributable to the Company or persons acting on the Company’s behalf are expressly qualified in their entirety by the “risk factors” and other cautionary statements included herein. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in the Company’s expectations.

The information in this report is not a complete description of the Company’s business or the risks associated with an investment in the Company’s securities. We urge you to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the SEC.

Risk Factors

You should carefully consider the various risks and uncertainties that impact the Company’s business and the other information in this report and the Company’s other filings with the SEC before you decide to invest in the Company or to maintain or increase your investment. Such risks and uncertainties include, but are not limited to, the following: product demand and market acceptance risks; the effect of general economic conditions; the impact of competitive products and pricing; new product development and commercialization; technological difficulties and the ability to increase margins; production interruptions and cost increases resulting from California’s energy crisis; U.S. Government export policies; changes in Governmental appropriations, national defense policies and availability of Government funds; changes in environmental regulation and legislation; availability of certain critical materials and raw material price fluctuations; the Company’s ability to generate the significant amount of cash needed to service its debt; and the Company’s ability to obtain financing in the future. If any of the above risks actually occur, the Company’s business, results of operations, or financial condition would likely suffer and actual results could differ materially from those projected.

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

COMMUNICATIONS & POWER INDUSTRIES, INC.

By:	/s/ Bart F. Petrini

Bart F. Petrini
Chief Executive Officer and President
Date: August 9, 2001

By:	/s/ Lynn E. Harvey

Lynn E. Harvey
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: August 9, 2001