Form 10-K405
period 2001-09-28
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORP; COMMUNICATIONS & POWER INDUSTRIES INC
filed 2001-12-24
CIK 1000654, 1000564

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 28, 2001

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the transition period from _______________ to _________________

                       Commission File Number: 33-96858-01

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                            (State of Incorporation)

                                   77-0407395
                      (IRS employer identification number)

                                 811 HANSEN WAY
                        PALO ALTO, CALIFORNIA 94303-1110
                                 (650) 846-2900
                   (Address, including zip code, and telephone
    number, including area code, of registrant's principal executive offices)

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

                                    DELAWARE
                            (State of Incorporation)

                                   77-0405693
                      (IRS employer identification number)

                                 811 HANSEN WAY
                        PALO ALTO, CALIFORNIA 94303-1110
                                 (650) 846-2900
                   (Address, including zip code, and telephone
    number, including area code, of registrant's principal executive offices)

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

Indicate the number of shares outstanding for each of the Registrant's classes of Common Stock, as of the latest practicable date: COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION: 4,908,172 SHARES OF COMMON STOCK, $.01 PAR VALUE, AT DECEMBER 7, 2001. COMMUNICATIONS & POWER INDUSTRIES, INC.: 1 SHARE OF COMMON STOCK, $.01 PAR VALUE, AT DECEMBER 7, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                     (None)

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. These statements relate to future events or the Company's future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

CPI is a wholly owned subsidiary of Communications & Power Industries Holding Corporation. Both Holding and CPI are Delaware corporations formed in 1995. Prior to August 11, 1995, the Company's operations were part of the Electron Devices Business (the "Predecessor") of Varian Associates, Inc. ("Varian"). The principal executive offices of Holding and CPI are located at 811 Hansen Way, Palo Alto, California 94303 and their telephone number is (650) 846-2900.

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

MARKETS

The Company operates in six different markets:

- Communications Market - The communications market is comprised of applications for satellite communications ("satcom"), wireless point-to-point and point-to-multipoint radio and broadcast sectors. In this market, the Company's products generate, amplify and transmit signals and data within an overall communication system. Sales in the communications market were $109.9 million in Fiscal 2001 compared to $87.8 million in Fiscal 2000 and $105.4 million in Fiscal 1999.

- Radar Market - The radar market includes microwave and power grid vacuum electronic devices, amplifiers, receiver protectors and related equipment for air, ground and shipboard radar systems. The Company's vacuum electronic devices have been an integral component of radar systems for over five decades. Sales in the radar market were $87.9 million in Fiscal 2001 compared to $90.8 million in Fiscal 2000, and $85.4 million in Fiscal 1999.

- Electronic Countermeasures Market - The electronic countermeasures market utilizes microwave vacuum electronic devices for systems that provide protection for ships, aircraft and high-value land targets against radar-guided munitions. Sales in the electronic countermeasures market were $21.8 million, $21.9 million, and $19.4 million in Fiscal 2001, Fiscal 2000, and Fiscal 1999, respectively.

- Medical Market - The Company participates in the diagnostic and treatment sectors of the medical market. In the diagnostic market, the Company provides x-ray generators, including state-of-the-art, high-efficiency, lightweight power supplies and modern digital-based consoles for diagnostic equipment. In the treatment market, the Company provides microwave generators (klystrons) for high-end cancer therapy machines. Sales in this market were $27.4 million, $20.9 million, and $20.5 million in Fiscal 2001, Fiscal 2000, and Fiscal 1999, respectively.

- Industrial Market - The industrial market includes applications for a wide range of systems used for materials processing, instrumentation and voltage generation. Sales in this market were $20.0 million, $17.5 million, and $17.2 million in Fiscal 2001, Fiscal 2000, and Fiscal 1999, respectively.

- Scientific Market - The scientific market consists primarily of equipment utilized in reactor fusion programs and accelerators for high-energy particle physics, referred to as "Big Science." Sales in the scientific market were $5.5 million, $4.2 million, and $7.8 million in Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively.

The Company's products have applications among both commercial and government customers. The commercial sector represents all sales for which the U.S. Government is not the end-user. However, the end-user markets identified above are not categorized based upon whether they consist entirely of sales into commercial or government sectors. Therefore, sales in any one of the Company's markets may consist of sales to either commercial customers, the U.S. Government, or both. The commercial sector contributed approximately $214.8 million or 78.8%, of the Company's total sales in Fiscal 2001 compared to $188.9 million, or 77.7% in Fiscal 2000, and approximately $199.7 million, or 78.1%, in Fiscal 1999. U.S. Government sales, both direct and through original equipment manufacturers ("OEMs"), contributed approximately $57.7 million or 21.2%, of the Company's total sales in Fiscal 2001 compared to approximately $54.2 million, or 22.3%, in Fiscal 2000 and $56.0 million, or 21.9%, in Fiscal 1999. These percentages reflect the Company's development of products for the commercial marketplace. Since the late 1980s, the United States defense budget has been shrinking; however, based on a stable trend of order receipts for spares and upgrades from Fiscal 1995 to Fiscal 2001, management expects that U.S. Government and defense-related end-users will continue to provide a steady source of revenue.

In Fiscal 2001, approximately 67.0% of sales were derived from U.S. customers, while approximately 33.0% were derived from international customers compared to Fiscal 2000 where approximately 67.3% of sales were derived from the U.S. and approximately 32.7% were from international customers. However, many domestic OEMs, primarily those in the satcom market, export their products, and management believes that some percentage of the Company's sales to U.S. customers ultimately have international end-users. Excluding sales to the U.S. Government, no single customer accounted for more than 5% of the Company's total sales in Fiscal 2001, Fiscal 2000 or Fiscal 1999.

SALES, MARKETING AND SERVICE

As of September 28, 2001, the Company has over 150 direct sales, marketing and technical support professionals representing the largest direct sales, service and technical support organization focused exclusively on high-power/high-frequency signal generation, amplification and transmission. The Company's sales and service organization is supplemented by outside representatives and a distributor, which service certain lower volume accounts. Most of the Company's sales professionals are responsible for marketing the Company's entire product line. Company sales professionals receive extensive technical training in all of the Company's products, which allows them to provide customers with appropriate technical support, including information on product application and implementation.

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

Generally, each of the Company's manufacturing units use similar production processes consisting of product development, purchasing, high level assembly and test. For satcom equipment and solid-state devices, the process is primarily one of integration and contract manufacturers are used whenever possible. Satcom equipment utilizes both vacuum electronic devices ("VEDs") and solid-state technology and, therefore, procures components from the Company's other manufacturing units. For VEDs, the process starts with procurement of raw material and sub-assemblies from qualified suppliers, who often deliver on a JIT basis. Raw materials are then formed, primarily by machining, cleaning and plating certain parts. These steps utilize statistical process control techniques to assure quality and high production yields. Subassembly is then performed to produce a vacuum envelope, the essential part of a vacuum electronic device. This subassembly process is performed utilizing Demand Flow Technology, which helps to minimize inventory. Vacuum assemblies are processed by pumping the atmosphere from the assemblies while heating them in a furnace and simultaneously stimulating them with an electrical current. When this step is complete, final assembly and testing is performed on each product before shipment. The Company has developed sophisticated test programs to assure that each product meets operating specifications.

Certain materials necessary for the manufacture of the Company's products, such as molybdenum, cupernickel, OFHC copper, and some cathodes, are obtained from sole, or a limited group of, suppliers. In addition, prices of these raw materials and key components are subject to fluctuation.

COMPETITION

The industries and markets in which the Company operates are highly competitive. The Company encounters intense competition in most of its business areas from numerous other companies (such as Northrop Grumman (formerly Litton), MM Tech (formerly Marconi Applied Technologies, formerly EEV), Xicom and Thales (formerly Thomson- CSF)), some of which have resources substantially greater than those of the Company. Some of these competitors are also customers of the Company. The Company's ability to compete in its markets depends to a large extent on its ability to provide high quality products with shorter lead times at competitive prices, and its readiness in facilities, equipment and personnel.

The Company must also continually engage in effective research and development efforts in order to introduce innovative new products for technologically sophisticated customers and markets. There is an inherent risk that advances in existing technology, including solid-state technology, or the development of new technology could adversely affect the Company's financial condition and results of operations. Solid-state devices generally serve end-users' low-power requirements, however, only microwave vacuum electronic devices currently serve higher-power and higher-frequency demands. The laws of physics limit the ability of solid-state technology to efficiently or cost effectively serve the high-power/high-frequency applications of the Company's customers. These applications' extreme operating parameters necessitate heat dissipation capabilities that are best satisfied by the Company's vacuum electron device products. The Company's management believes that each technology serves its own niche without significant overlap.

BACKLOG

As of September 28, 2001, the Company had an order backlog of $151.5 million compared to order backlog of $161.6 million as of September 29, 2000 and $146.4 million as of October 1, 1999. Backlog was unusually high in Fiscal 2000 primarily due to an order for $13.6 million related to the XM Radio satellite service. Although the backlog consists of firm orders for which goods and services are yet to be provided, these orders can be and sometimes are modified or terminated. However, the amount of modifications and terminations has historically not been material compared to total contract volume.

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

RESEARCH AND DEVELOPMENT

Company-sponsored research and development ("R&D") expense was approximately $5.8 million, $8.7 million, and $9.0 million during Fiscal 2001, Fiscal 2000, and Fiscal 1999, respectively. Research and development expenses decreased during FY 2001 in the Satcom equipment segment as that segment's engineering resources were predominantly focused on production ramp up issues rather than new product development. Customer-sponsored R&D was approximately $5.0 million, $6.5 million, and $8.6 million during Fiscal 2001, Fiscal 2000, and Fiscal 1999, respectively. For customer-sponsored R&D, the costs were charged to cost of sales to match revenue received.

EMPLOYEES

As of September 28, 2001, the Company had approximately 1,720 employees compared to 1,650 employees as of September 29, 2000. None of the Company's employees is subject to a collective bargaining agreement although a limited number of the Company's sales force members located in Europe are members of work councils or unions. The Company has not experienced any work stoppages and believes that it has good relations with its employees.

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

U.S. GOVERNMENT CONTRACTS AND REGULATIONS

Management expects that a significant portion of the Company's sales will continue in the foreseeable future to result from contracts with the U.S. Government, either directly or through prime contractors or subcontractors. The Company's business with the U.S. Government is performed under fixed-price and, to a lesser degree, cost-plus contracts. Fixed-price contracts accounted for 95.4% of the Company's U.S. Government sales in Fiscal 2001 and cost-plus contracts accounted for 4.6% compared to Fiscal 2000's mix of approximately 91.6% fixed-price and approximately 8.4% cost-plus and Fiscal 1999's mix of approximately 93% fixed-price and approximately 7% cost-plus.

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

ITEM 2: PROPERTIES

The Company owns, leases or subleases manufacturing, assembly, warehouse, service and office properties having an aggregate floor space of approximately 1,107,641 square feet, of which approximately 33,279 square feet are leased or subleased to third parties. The table that follows provides summary information regarding principal properties owned or leased by the Company:

                                               (square footage)
Property                                  Owned         Leased/Subleased
--------                                  -----         ----------------
San Carlos, California............        320,000(a)
Beverly, Massachusetts............        166,500(b)
Georgetown, Ontario, Canada.......        126,000            21,975(c)
Palo Alto, California.............             --           429,000(d)
San Jose, California..............             --            27,727(e)
Various locations.................             --            16,439(f)

(a) The San Carlos, California square footage includes approximately 21,564 square feet leased to two tenants who provide services to the Company and others.

(b) The Beverly, Massachusetts square footage includes approximately 2,700 square feet leased to two tenants.

(c) The Ontario, Canada square footage includes approximately 6,000 square feet leased to one tenant.

(d) This facility is primarily leased by way of assignment of Varian's lessee interest with the remainder subleased from Varian. The Palo Alto, California square footage includes approximately 3,015 square feet leased to two tenants.

(e) This facility is leased from Watch Holdings, LLC c/o GE Capital Realty Group. Lease will expire in June 2002 with a five-year extension available upon request prior to expiration.

(f) Includes both leased facilities occupied entirely by the Company's field sales and service organizations and three foreign shared use facilities which the Company is sharing for varying periods of time under rental agreements with Varian.

In Fiscal 2001, the Company began relocating its Satcom Division's production operation from Palo Alto, California to its facility in Ontario, Canada. The move is expected to be substantially complete in the first quarter of Fiscal 2002. Also in Fiscal 2001, the Company relocated its administrative offices into a single building in Palo Alto and is actively looking for tenants to sublease the additional 52,300 square feet of office space.

CPI's lenders under its secured credit facility, have the right to a security interest in all of the Company's interest in the real property that it owns and leases excluding its San Carlos, California real property. On December 22, 2000, a sale-leaseback transaction related to CPI's facilities in San Carlos was accomplished between CPI and Holding. Holding paid CPI aggregate consideration of $23.0 million for the San Carlos real estate, consisting of $17.25 million in cash and an unsecured promissory note in the principal amount of $5.75 million maturing in nine years, with interest-only payments on a quarterly basis at the rate of 15.5% per annum, with up to 35.25% of each interest payment payable in kind, at Holding's option, by its issuance of additional notes. CPI and Holding entered into a lease of the San Carlos real property for a term of twenty (20) years on a net basis with a fixed annual rent (payable in equal monthly installments) of $2.45 million. Holding financed the cash portion of the San Carlos purchase price and its fees and expenses with respect to the transaction by borrowing $18.0 million from Wells Fargo Bank, which loan matures June 1, 2002, bears interest at LIBOR plus 3.25% and is secured on a non-recourse basis (subject to normal and customary exceptions) by the San Carlos real property.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal 2001.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS.

CPI is a wholly owned subsidiary of Holding. Neither CPI's nor Holding's common stock is publicly traded. No cash dividends have been declared on the common stock of the Company during the 52-week period ended September 28, 2001. Restrictive covenants under the Company's credit facility generally restrict the declaration or payment of dividends on the Company's common stock. The Notes also restrict the declaration and payment of dividends unless the Company satisfies certain financial covenants, among other things.

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

FIVE-YEAR SELECTED FINANCIAL DATA -- COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION AND SUBSIDIARIES

                 Years Ended                            52 Weeks          52 Weeks        52 Weeks       52 Weeks        53 Weeks
            (Dollars in Thousands)                         Ended            Ended           Ended          Ended           Ended
                                                       September 28,    September 29,     October 1,     October 2,      October 3,
                                                           2001             2000             1999           1998           1997
                                                       -------------    -------------     ----------     ----------      ----------
STATEMENT OF OPERATIONS DATA:
 Sales                                                   $ 272,521         243,054          255,680        260,688        253,439
 Gross profit                                               49,189          54,306           56,042         66,278         69,761
 Operating income                                            4,837           8,303            8,752         26,720         29,811
 Interest expense                                           20,734          18,663           17,805         17,793         19,039
 Income tax expense (benefit)                                2,950           1,232              605          3,750         (3,000)
                                                         ---------        --------         --------        -------       --------
 Net (loss) earnings before preferred dividends          $ (18,847)        (11,592)          (9,658)         5,177         13,772
                                                         =========        ========         ========        =======       ========
 EBITDA(a)                                                  18,183          23,619           22,527         38,017         39,441

 Certain Non-Cash Charges:
     Depreciation and amortization                          13,346          15,316           13,635         11,297          9,630
     Amortization of deferred debt issue costs               1,987           1,288            1,209          1,372          1,952
 Capital expenditures(b)                                     5,902           5,325            8,588          8,204         10,767

BALANCE SHEET DATA:
 Working capital                                         $  22,048          19,881           26,907         45,957         40,467
 Total assets                                              204,067         226,985          233,584        229,212        237,396
 Long-term debt and redeemable preferred stock             148,569         139,160          142,039        146,981        149,100
 Total (deficit) equity                                    (57,608)        (31,188)         (12,962)         2,512          2,841

----------------

The Company has paid no cash dividends on its common stock in any of the years presented above.

(a) EBITDA represents earnings before provision for income taxes, interest expense, depreciation and amortization. In Fiscal 1999, EBITDA also excludes a charge of $140,000 related to the purchase accounting write-up of inventory.

(b) Capital expenditures as reported here include equipment acquired under a capital lease. Capital leases, primarily related to the purchase of new computer and telephone equipment, were $114,000 in Fiscal 2001, $0 in Fiscal 2000, and $309,000 in Fiscal 1999. In addition, in Fiscal 2001, capital expenditures include $1,445,000 of costs associated with consolidation and relocation activities discussed above in note (b).

FIVE-YEAR SELECTED FINANCIAL DATA -- COMMUNICATIONS & POWER INDUSTRIES, INC. AND SUBSIDIARIES

                   Years Ended                           52 Weeks       52 Weeks       52 Weeks     52 Weeks     53 Weeks
             (Dollars in Thousands)                       Ended           Ended         Ended         Ended        Ended
                                                       September 28,   September 29,  October 1,    October 2,   October 3,
                                                           2001            2000          1999         1998         1997
                                                       -------------   -------------  ----------    ----------   ----------
STATEMENT OF OPERATIONS DATA:
 Sales                                                   $ 272,521        243,054       255,680      260,688      253,439
 Gross profit                                               49,189         54,306        56,042       66,278       69,761
 Operating income                                            3,813          8,303         8,752       26,720       29,811
 Interest expense                                           18,646         18,663        17,805       17,793       19,039
 Income tax expense (benefit)                                2,950          1,232           605        3,750       (3,000)
                                                         ---------       --------      --------      -------     --------
 Net (loss) earnings before preferred dividends          $ (17,783)       (11,592)       (9,658)       5,177       13,772
                                                         =========       ========      ========      =======     ========
 EBITDA(a)                                                  16,661         23,619        22,527       38,017       39,441
 Certain Non-Cash Charges:
     Depreciation and amortization                          12,848         15,316        13,635       11,297        9,630
     Amortization of deferred debt issue costs               1,655          1,288         1,209        1,372        1,952
 Capital expenditures(b)                                     5,902          5,325         8,588        8,204       10,767

BALANCE SHEET DATA:
 Working capital                                         $  39,265         19,881        26,907       45,957       40,467
 Total assets                                              195,649        226,985       233,584      229,212      237,396
 Long-term debt and redeemable preferred stock             156,304        139,160       142,039      146,981      149,100
 Total (deficit) equity                                    (34,450)       (12,018)        3,660       16,912       15,306

--------------

The Company has paid no cash dividends on its common stock in any of the years presented above.

(a) EBITDA represents earnings before provision for income taxes, interest expense, depreciation and amortization. In Fiscal 1999, EBITDA also excludes a charge of $140,000 related to the purchase accounting write-up of inventory.

(b) Capital expenditures as reported here include equipment acquired under a capital lease. Capital leases, primarily related to the purchase of new computer and telephone equipment, were $114,000 in Fiscal 2001, $0 in Fiscal 2000, and $309,000 in Fiscal 1999. In addition, Fiscal 2001 capital expenditures include $1,445,000 of costs associated with consolidation and relocation activities discussed above in note (b).

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion reflects the consolidated results of Communications & Power Industries Holding Corporation, which are materially consistent with those of CPI except as identified below and should be read in conjunction with the consolidated financial statements and notes thereto:

OVERVIEW

The Company serves the communications, radar, electronic countermeasures, medical, industrial and scientific markets. In addition, the Company divides the communications market into applications for ground-based satellite uplinks for military and commercial uses ("satcom") and broadcast sectors. The Company defines and discusses its orders and sales trends by these end markets in order to more clearly relate its business to outside investors. Internally, however, the Company is organized into six operating units that are differentiated based on products. Four of these operating units comprise the Company's vacuum electronic device ("VED") segment. The Company also has a satellite communications equipment segment and its solid-state products segment. Segment data is included in Note 11 of the Notes to Consolidated Financial Statements.

Orders for Fiscal 2001 were higher than any year since 1997 at $266.5 million. This level is $6.3 million, or 2.4% higher than the $260.2 million in Fiscal 2000 and reflects increased orders in the radar and medical markets offset in part by a decrease in the communications market. Order receipts for the Company's communications products were $93.9 million, a decrease of $12.7 million, or 11.9%, from the prior fiscal year due principally to a non-recurring $13.6 million order for XM Radio in Fiscal 2000. Medical orders were $31.5 million in Fiscal 2001, an increase of $9.5 million or 43.2% from Fiscal 2000. The increased orders relate to medical klystrons used in medical accelerators manufactured by Varian Medical as well as orders for x-ray subsystems produced by the Company's Canadian facility. Radar orders were $95.7 million, an increase of $7.9 million or 9.1% from $87.8 million in Fiscal 2000. The increase reflects increased spares buys by the U.S. Navy as well as a large order from the Army for klystrons. Electronic countermeasures orders were $21.9 million, an increase of $1.1 million or 5.1% from the prior year. Industrial orders were $17.2 million, flat from Fiscal 2000. Orders for products sold to the scientific market, the Company's smallest market, increased slightly by $0.3 million or 5.8%, for a total of $6.3 million in Fiscal 2001. Nevertheless, incoming order levels fluctuate significantly on a quarterly basis and a particular year's order rate may not be indicative of future order levels. In addition, the Company's sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Sales for Fiscal 2001 were $272.5 million compared to sales of $243.1 million in Fiscal 2000, an increase of $29.5 million or 12.1%. This increase was primarily related to higher sales of products used in the satcom portion of the Company's communications market including sales of the Company's new Gen IV product line and sales of units for the XM Radio project.

Looking forward, orders are expected to be down from Fiscal 2001 levels. The commercial communications market is forecasted to be down from last year's level due to the reduction in capital expenditures by the Company's customers resulting from the current worldwide economic slowdown. The medical, industrial and scientific markets are expected to be relatively flat from Fiscal 2001. However, sale of VEDs into the radar and electronic countermeasures markets may see some positive impact from the recent global events, specifically in the defense spares business and products used for cold sterilization. The exact affect, however, is difficult to predict at this time.

RESULTS OF OPERATIONS

The following table sets forth Holding's historical results of operations as a percentage of sales for each of the periods indicated.

                                          52 Weeks            52 Weeks              52 Weeks
                                           Ended                 Ended                Ended
                                     September 28, 2001    September 29, 2000     October 1, 1999
                                     ------------------    ------------------     ---------------
Sales                                       100.0%               100.0%               100.0%
Cost of sales                                82.0                 77.7                 78.1
                                            -----                -----                -----
     Gross profit                            18.0                 22.3                 21.9
Research and development                      2.1                  3.6                  3.5
Selling and Marketing                         6.4                  7.6                  7.7
General and administrative(a)                 7.7                  7.7                  7.3
                                            -----                -----                -----
Operating income                              1.8                  3.4                  3.4
Interest expense                              7.6                  7.7                  7.0
                                            -----                -----                -----
     Loss before taxes                       (5.8)                (4.3)                (3.6)
Income tax expense                            1.1                  0.5                  0.2
                                            -----                -----                -----
     Net loss                                (6.9)%               (4.8)%               (3.8)%
                                            =====                =====                =====
Other Data:
     EBITDA(b)                                6.7%                 9.7%                 8.8%
     Preferred Dividends                      2.7%                 2.6%                 2.2%

-----------------

(a) For purposes of MD&A, general and administrative results include foreign currency (loss) gain.

(b) EBITDA represents earnings before provision for income taxes, interest expense, depreciation and amortization and excludes any charge related to the purchase accounting write-up of inventory.

Fiscal 2001 Compared to Fiscal 2000

SALES. Sales for Fiscal 2001 of $272.5 million were $29.5 million, or 12.1%, higher than the prior year level of $243.1 million due primarily to increases in products sold to the Company's communications market. Communications sales were $109.8 million, an increase of $22.0 million, or 25.1% from Fiscal 2000 sales of $87.8 million. Sales of products in the medical market were $27.4 million, up $6.5 million or 31.4% from Fiscal 2000 sales of $20.8 million. This increase was driven primarily by the Company's new line of generators used in x-ray applications. Industrial and scientific sales were $20.0 million and $5.5 million, respectively, which represents an increase of $2.5 million and $1.4 million, respectively, over Fiscal 2000. Radar sales, on the other hand, decreased $2.9 million, or 3.2%, to $87.9 million in Fiscal 2001 compared to $90.8 million in Fiscal 2000. Sales of products to the Company's electronic countermeasures market of $21.9 million in Fiscal 2001 were consistent with the Fiscal 2000 level.

COST OF SALES. Cost of sales in Fiscal 2001 were $223.3 million, or 82.0% of sales, compared to $188.7 million, or 77.7% of sales in Fiscal 2000. This increase in cost of $34.6 million, or 18.3%, was attributable to higher volume, higher start-up and warranty costs on several new satcom products, increased provisions for potentially excess and obsolete inventories and to increases in energy related costs at the Company's California operations. The increase in provisions for excess and obsolete inventories includes $3.4 million which was recorded in the fourth quarter related to products or product lines which management has determined, in light of recent economic conditions and the transfer of the Satcom Division's production to Canada, are unlikely to be saleable.

RESEARCH AND DEVELOPMENT. R&D expenses in Fiscal 2001 decreased by $2.9 million to $5.8 million, or 2.1% of sales, compared to Fiscal 2000's level of $8.7 million, or 3.6% of sales. The decrease is attributable to lower research and development costs in the satcom equipment segment as that segment's engineering resources were predominantly focused on production ramp-up issues rather than new product development.

SELLING, MARKETING, GENERAL AND ADMINISTRATIVE. Selling, marketing, general and administrative expenses in Fiscal 2001 were $38.6 million, or 14.1% of sales, as compared to $37.3 million, or 15.3% of sales, in Fiscal 2000. Selling and marketing costs decreased approximately $1.0 million in Fiscal 2001 due primarily to reductions at the Satcom division for Marcom advertising and personnel. The decrease in marketing and selling costs were partially offset by a $2.3 million increase in general and administrative costs. The increase is associated with certain consolidation activities including the relocation of the Satcom Division's production from Palo Alto, California to the Company's facility in Ontario, Canada, and the relocation of the Company's administrative offices into a single building in Palo Alto. General and administrative costs-to-date attributable to these consolidation efforts were approximately $3.7 million. Excluding the effects of the Company's consolidation efforts, operating costs as a percentage of sales for Fiscal 2001 were 12.8% compared to 15.3% for the same period of Fiscal 2000 reflecting the impact of cost-cutting measures in effect throughout the Company.

EBITDA. EBITDA was $18.2 million, or 6.7% of sales in Fiscal 2001 compared to EBITDA of $23.6 million, or 9.7% of sales, in Fiscal 2000. Fiscal 2001 EBITDA declined by $5.4 million primarily due to costs incurred associated with the Company's consolidation activities.

NET LOSS. Net loss before taxes and preferred dividends was $15.9 million for Fiscal 2001 compared to a net loss before taxes and preferred dividends of $10.4 million for Fiscal 2000. Net loss after taxes but before preferred dividends was $18.8 million for Fiscal 2001, a decline of $7.3 million compared to losses of $11.6 million for Fiscal 2000. In spite of a consolidated pretax loss, a provision for income tax expense was booked in Fiscal 2001 based on the net impact of federal alternative minimum tax, profitability in most foreign operations, the release of amounts previously accrued for potential examinations by tax authorities, and deferred income tax expense resulting from a decrease in deferred tax assets. The Fiscal 2000 provision for income tax expense was primarily due to the fact that most foreign operations were profitable.

DIFFERENCES BETWEEN HOLDING AND CPI. In Fiscal 2001, CPI's net loss before taxes was $14.8 million, which was approximately $1.1 million lower than Holdings' net loss before taxes. This difference is attributable to the sale-leaseback transaction between CPI and Holding which took place in December 2000. As a result of this transaction, operating costs for CPI were approximately $1.0 million higher than those of Holding due to rental payments paid by CPI to Holding for use of the San Carlos facility offset by amortization of the deferred gain on the sales-leaseback and additional depreciation on the San Carlos facility. Interest expense, net, for CPI was approximately $2.0 million lower than that of Holding. The decrease primarily relates to the fact that Holding's interest expense figure includes interest paid on the mortgage financing of the San Carlos facility. In addition, interest income from Holding of $0.7 million related to an intercompany receivable is included in CPI's results, but is eliminated upon consolidation for Holding. All other operations data for CPI is consistent with Holding's for Fiscal 2001.

Fiscal 2000 Compared to Fiscal 1999

SALES. Sales for Fiscal 2000 of $243.1 million were $12.6 million, or 4.9%, below the prior year level of $255.7 million as declines in products sold to the Company's communications and scientific markets were partially offset by increases in sales of products to radar, electronic countermeasures, medical and industrial markets. Communications sales were $87.8 million in Fiscal 2000, which represents a decline of $17.6 million, or 16.7% from Fiscal 1999 sales of $105.4 million. Sales of products to the scientific market were approximately $4.2 million, down $3.6 million, or 46.7%, from Fiscal 1999 sales of $7.8 million. Radar sales, on the other hand, increased $5.4 million, or 6.3%, to $90.8 million in Fiscal 2000 compared to $85.4 million in Fiscal 1999. Also on the upside, sales of products to the Company's electronic countermeasures market of $21.9 million in Fiscal 2000 reflects an increase of $2.5 million, or 12.7%, from Fiscal 1999 as expendable decoy products continue to gain increasing attention from military customers as a cost effective means of protecting personnel and hardware. Medical and Industrial sales were $20.9 million and $17.5 million, respectively, which represents an increase of $0.4 million and $0.3 million, respectively, over Fiscal 1999.

COST OF SALES. Cost of sales in Fiscal 2000 were $188.7 million, or 77.7% of sales, compared to $199.6 million, or 78.1% of sales in Fiscal 1999. This decrease in cost of $10.9 million, or 5.5%, was primarily due to lower volume. Adjusting Fiscal 1999 to exclude the unfavorable impact of one-time charges of approximately $6.2 million (charges related to changes in estimated costs-to-complete for certain contracts due to technical complexity, write-off of certain excess inventory and discontinuation of a satcom product line), adjusted cost of sales in Fiscal 1999 were $193.4 million, or 75.6% of sales. Excluding these one-time charges, cost of sales in Fiscal 2000 actually increased as a percentage of sales from adjusted Fiscal 1999 due in part to higher depreciation costs ($10.4 million in Fiscal 2000 compared to $9.3 million in Fiscal 1999) and in part to the mix of new products with inherently higher costs at the early stages of their learning curve. Cost of sales in Fiscal 2000 were also unfavorably impacted by higher material costs that resulted from expediting part shortages during the implementation of new business systems in the early part of the fiscal year.

RESEARCH AND DEVELOPMENT. R&D expenses in Fiscal 2000 decreased by $0.3 million to $8.7 million, or 3.6% of sales, compared to Fiscal 1999's level of $9.0 million, or 3.5% of sales. The Company's internal R&D efforts remained high as a percentage of sales primarily to focus on meeting the needs of its satcom market.

SELLING, MARKETING, GENERAL AND ADMINISTRATIVE. Selling, marketing, general and administrative expenses in Fiscal 2000 were $37.3 million, or 15.3% of sales, as compared to $38.3 million, or 15.0% of sales, in Fiscal 1999. Selling and marketing costs decreased $1.1 million in Fiscal 2000 due to lower international selling expenses related to lower international sales, and a reduction in marketing costs due to the consolidation of the Traveling Wave Technology (TWT) Division into the Microwave Power Products (MPP) Division in the second half of Fiscal 1999. General and administrative (G&A) costs appear consistent with Fiscal 1999; however, Fiscal 1999 included one-time charges to G&A of $1.2 million related to severance costs and settlement costs related to a product performance dispute. The increase in G&A, excluding the one-time charges, is due primarily to higher depreciation costs for new management information systems and the use of outside consultants in the implementation of these systems.

EBITDA. EBITDA was $23.6 million, or 9.7% of sales, in Fiscal 2000 compared to EBITDA of $22.5 million, or 8.8% of sales, in Fiscal 1999. Adjusting Fiscal 1999 to exclude the unfavorable impact of one-time charges of an aggregate $7.4 million (see discussion under "Cost of Sales" and "Selling, Marketing, General and Administrative" sections above), adjusted EBITDA for Fiscal 1999 was approximately $30.0 million, or 11.7% of sales. Fiscal 2000 EBITDA actually declined by $6.3 million compared to adjusted Fiscal 1999 due primarily to lower sales volume and shifts in product mix towards lower margin new products.

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

FINANCIAL CONDITION OF HOLDING

Net cash provided from operating activities was $1.7 million in Fiscal 2001, $9.9 million in Fiscal 2000 and $6.3 million in Fiscal 1999. The decrease in cash provided by operating activities in Fiscal 2001 is due primarily to lower earnings as a result of the Company's consolidation efforts and higher start-up and warranty costs on several new satcom products, increases in receivables due to higher sales and decreases in accounts payable, offset in part by decreases in deferred tax assets and inventories.

Investing activities were comprised principally of investment in property, plant and equipment totaling $5.8 million in Fiscal 2001, $5.3 million in Fiscal 2000, and $8.3 million in Fiscal 1999. Included in the $5.8 million of capital expenditures for Fiscal 2001 is approximately $1.4 million related to the Company's consolidation activities. This use of cash was offset in part by proceeds from the sale of property, plant and equipment of $1.9 million, the majority of which related to the sale of rental property at the Company's Beverly, Massachusetts facility. The Company's investment in plant and equipment in Fiscal 2001 and Fiscal 2000 were lower than historical levels due to cost control measures implemented by the Company during the second half of Fiscal 2000. The Company's continuing operations typically do not have large capital requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. The Company expects the level of capital expenditures in Fiscal 2002 to be relatively consistent with Fiscal 2000 and 2001 levels and estimates approximately $4.5 million of capital spending will be required by normal operations in Fiscal 2002.

Financing activities during Fiscal 2001 were related almost entirely to repayments of the CPI's Senior Credit Agreement and proceeds from a new $61.0 million secured credit facility ("Credit Facility") dated December 22, 2000. This new facility consists of a $41.0 million revolving line of credit, with a sub-facility of $10.0 million for letters of credit, which expires December 22, 2004, and a $20.0 million term loan that expires December 22, 2002. The Credit Facility is secured by substantially all of the assets of CPI and is guaranteed by Holding and all of CPI's subsidiaries. Availability under the revolving credit facility is based upon eligible receivables, machinery and equipment and certain real estate.

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

In a further effort to provide capital and liquidity in the long term and in an effort to decrease production costs and more efficiently use the Company's facilities, the Company approved a plan to relocate its Satcom Division's production operation from Palo Alto, California to its facility in Ontario, Canada. The move is expected to be substantially complete during the first quarter of Fiscal 2002 with remaining spending of approximately $1.0 million. Also during Fiscal 2001, the Company relocated its administrative offices into a single building in Palo Alto and is actively looking for tenants to sublease 52,300 square feet of office space.

As discussed above, the Company's short-term debt includes mortgage financing of $18.0 million with Wells Fargo Bank that expires on June 1, 2002. Management expects that cash to be generated by operations and borrowing under its Credit Facility in conjunction with either extending or finding alternative collateral-based financing by June 1, 2002 will allow it to meet the mortgage obligation. In addition, the Company recently received a bid for its property in San Carlos for an amount in excess of its existing mortgage which would allow the Company to continue to operate on this property on a leaseback basis. Although this specific bid was turned down, the Company believes a sale of the San Carlos property could be a viable alternative if necessary to meet cash requirements in the future.

There can be no assurance that the combination of cash generated by operations, borrowing availability from the Company's Credit Facility and additional collateral-based financing will be sufficient to meet the Company's cash requirements. If the Company is unable to satisfy such cash requirements from these sources, the Company will adopt one or more alternatives, such as reducing or delaying capital expenditures, reducing discretionary costs, negotiating an increase to the Company's borrowing capacity under its line of credit, and selling and leasing back its facility in San Carlos, California in a transaction with an outside party.

FINANCIAL CONDITION OF CPI

Net cash provided from operating activities was $2.0 million in Fiscal 2001, $9.9 million in Fiscal 2000 and $6.3 million in Fiscal 1999. The decrease in cash provided by operating activities in Fiscal 2001 is due primarily to lower earnings as a result of the Company's consolidation efforts and higher start-up and warranty costs on several new satcom products, increases in receivables due to higher sales and decreases in accounts payable, offset in part by decreases in deferred tax assets and inventories.

Net cash provided by investing activities were $13.4 million principally due to proceeds from the sale by CPI of the San Carlos, California facility to Holding of $17.3 million and the sale of rental property at the Company's Beverly, Massachusetts facility of $1.9 million. These proceeds were offset by investment in property, plant and equipment totaling $5.8 million in Fiscal 2001, $5.3 million in Fiscal 2000, and $8.3 million in Fiscal 1999. Included in the $5.8 million of capital expenditures for Fiscal 2001 is approximately $1.4 million related to the Company's consolidation activities. The Company's investment in plant and equipment in Fiscal 2001 and Fiscal 2000 were lower than historical levels due to cost control measures implemented by the Company during the second half of Fiscal 2000. The Company's continuing operations typically do not have large capital requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. The Company expects the level of capital expenditures in Fiscal 2002 to be relatively consistent with Fiscal 2000 and 2001 levels and estimates approximately $4.5 million of capital spending will be required by normal operations in Fiscal 2002.

Financing activities during Fiscal 2001 were related almost entirely to repayments of the Company's Senior Credit Agreement and proceeds from a new $61.0 million secured credit facility ("Credit

Facility") dated December 22, 2000. This new facility consists of a $41.0 million revolving line of credit, with a sub-facility of $10.0 million for letters of credit, which expires December 22, 2004, and a $20.0 million term loan that expires December 22, 2002. The Credit Facility is secured by substantially all of the assets of CPI and is guaranteed by Holding and all of CPI's subsidiaries. Availability under the revolving credit facility is based upon eligible receivables, machinery and equipment and certain real estate.

In a further effort to provide capital and liquidity in the long term and in an effort to decrease production costs and more efficiently use the Company's facilities, the Company approved a plan to relocate its Satcom Division's production operation from Palo Alto, California to its facility in Ontario, Canada. The move is expected to be substantially complete during the first quarter of Fiscal 2002 with remaining spending of approximately $1.0 million. Also during Fiscal 2001, the Company relocated its administrative offices into a single building in Palo Alto and is actively looking for tenants to sublease 52,300 square feet of office space.

As discussed above, CPI's parent has mortgage financing of $18.0 million with Wells Fargo Bank that expires on June 1, 2002. Management expects that cash to be generated by operations and borrowing under its Credit Facility in conjunction with either extending or finding alternative collateral-based financing by June 1, 2002 will allow it to meet the mortgage obligation. In addition, the Company recently received a bid for its property in San Carlos for an amount in excess of its existing mortgage which would allow the Company to continue to operate on this property on a leaseback basis. Although this specific bid was turned down, the Company believes this is another viable alternative if necessary to meet cash requirements in the future.

There can be no assurance that the combination of cash generated by operations, borrowing availability from the Company's Credit Facility and additional collateral-based financing will be sufficient to meet the Company's cash requirements. If the Company is unable to satisfy such cash requirements from these sources, the Company will adopt one or more alternatives, such as reducing or delaying capital expenditures, reducing discretionary costs, negotiating an increase to the Company's borrowing capacity under its line of credit, and selling and leasing back the facility in San Carlos, California, owned by its parent, in a transaction with an outside party.

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

The Company has outstanding debt associated with its purchase of the Electron Device Business of Varian in August 1995, the majority of which relates to the Senior Subordinated Notes, which mature in 2005 and bear a fixed interest rate of 12 percent per annum. The remaining debt, with a carrying value of approximately $59.3 million at September 28, 2001, is subject to changes in the Prime or LIBOR Rates. To reduce the Company's exposure to interest rate risk, the Company consistently monitors available money rates accessible under its credit facility and will lock in rates for specific periods of time.

The majority of the Company's revenue and expense activities are transacted in U.S. dollars. However, CPI does enter into these transactions in other currencies, primarily the Canadian dollar, the British pound, the German mark, the Australian dollar and the French and Swiss franc. The Company limits its foreign currency exposure primarily through natural hedging (offsetting foreign currency payables with foreign currency receivables), but may enter into forward contracts if necessary. These efforts reduce, but do not eliminate the impact of foreign currency rate movements.

The Company performed a sensitivity analysis in which it assessed the potential loss in future earnings from the impact of a 10 percent adverse movement in interest and foreign currency exchange rates on outstanding debt and non-U.S. dollar denominated assets and liabilities. The impact was determined based on the hypothetical change from shifts in the market rates over a period of one year. Other market sensitive financial instruments were not included in the analysis as they were not material. In terms of interest rate risk, a 10 percent adverse movement in the Base Rate or Effective Rate on the Company's variable rate debt would result in a decrease in future earnings of less than $0.3 million. In terms of foreign currency exchange rate risk, a 10 percent adverse movement in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have virtually no effect on future earnings as foreign payable and receivable balances have similar values, minimizing the foreign exchange exposure. Actual results, however, could differ materially.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." Under SFAS No. 141, entities are required to account for all business combinations initiated after June 30, 2001 using one method, the purchase method. The Company adopted SFAS No. 141 on July 1, 2001. The adoption did not have a material effect on the Company's consolidated financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company disclosed plans for early adoption in its third quarter 10-Q, however, due to uncertainties involved in implementation, the Company has decided to forgo early adoption and plans to adopt this Statement beginning in the first quarter of Fiscal 2003.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligation" (SFAS No. 143). SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. The Company does not expect the adoption of SFAS 143 to have a material effect on its consolidated financial position, results of operations, or cash flows.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Company does not expect the adoption of SFAS 144 to have a material effect on its consolidated financial position, results of operations, or cash flows.

Risk Factors

You should carefully consider the following risks and the other information in this report and the Company's other filings with the SEC before you decide to invest in the Company or to maintain or increase your investment. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties may also adversely impact and impair the Company's business. If any of the following risks actually occur, the Company's business, results of operations, or financial condition would likely suffer. In such case, the trading price of the Company's capital stock and senior subordinated notes could decline and you may lose all or part of your investment.

- The Company has had historical losses. The Company has had operating losses for the past three fiscal years, and has an accumulated deficit, as of September 28, 2001, of $75.6 million. The Company's ability to generate revenues and profits is subject to the risks and uncertainties encountered by companies in very competitive markets.

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

- The Company's principal common stockholders can exercise significant control over the Company and could limit the ability of the Company's other stockholders to influence the outcome of transactions requiring shareholder vote. As of December 7, 2001, approximately 76% of the Company's outstanding common stock is owned by the Company's executive officers, directors and principal stockholders. These stockholders will have the ability to exercise influence over all matters requiring approval by the Company's stockholders, including the election of directors and approval of significant corporate transactions.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information called for by this item is set forth in the consolidated financial statements of Holding and CPI contained in this report. Specific financial statements can be found at the pages listed in the following index:

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION                                                             Page
                                                                                                                  ----
Index to Financial Statements...............................................................................       F-1

Independent Auditors' Report................................................................................       F-2

Consolidated Balance Sheets as of September 28, 2001 and September 29, 2000 ................................       F-3

Consolidated Statements of Operations for the 52-week periods ended September 28, 2001, September 29,
     2000, and October 1, 1999 .............................................................................       F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the 52-week periods ended September
     28, 2001, September 29, 2000, and October 1, 1999 .....................................................       F-5

Consolidated Statements of Cash Flows for the 52-week periods ended September 28, 2001, September 29,
     2000, and October 1, 1999 .............................................................................       F-6

Notes to the Consolidated Financial Statements..............................................................       F-8

Financial Statement Schedule................................................................................      F-52

COMMUNICATIONS & POWER INDUSTRIES, INC.                                                                           Page
                                                                                                                  -----
Independent Auditors' Report................................................................................      F-27

Consolidated Balance Sheets as of September 28, 2001 and September 29, 2000 ................................      F-28

Consolidated Statements of Operations for the 52-week periods ended September 28, 2001, September 29,
     2000, and October 1, 1999 .............................................................................      F-29

Consolidated Statements of Stockholders' Equity (Deficit) for the 52-week periods ended September
     28, 2001, September 29, 2000, and October 1, 1999 .....................................................      F-30

Consolidated Statements of Cash Flows for the 52-week periods ended September 28, 2001, September 29,
     2000, and October 1, 1999 .............................................................................      F-31

Notes to the Consolidated Financial Statements..............................................................      F-33

Financial Statement Schedule................................................................................      F-53

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with the audit of the financial statements for the three years ended September 28, 2001, there were no disagreements with KPMG LLP on accounting or financial disclosure.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS OF HOLDING

The following is a table setting forth certain information with respect to the directors and executive officers of Holding. All directors serve for a period of one year or until their successors are duly elected and qualified.

Name                          Age             Position
----                          ---             --------
William P. Rutledge.......    59   Chairman of the Board and Director
Bart F. Petrini...........    62   Chief Executive Officer, President and Director
Joel A. Littman...........    49   Chief Financial Officer, Treasurer and Secretary
John R. Beighley..........    49   Vice President and Assistant Secretary
Leonard I. Green..........    68   Director
John G. Danhakl...........    45   Director
John M. Baumer............    34   Director

DIRECTORS AND EXECUTIVE OFFICERS OF CPI

The following is a table setting forth certain information with respect to the individuals who are the directors and executive officers of CPI. All directors serve for a period of one year or until their successors are duly elected and qualified.

Name                         Age                     Position
----                         ---                     --------
William P. Rutledge.......    59    Chairman of the Board and Director
Bart F. Petrini...........    62    Chief Executive Officer, President and Director
Joel A. Littman...........    49    Chief Financial Officer, Treasurer and Secretary
John R. Beighley..........    49    Vice President and Assistant  Secretary
O. Joseph Caldarelli......    51    Vice President and Co-Chief Operating Officer
Robert A. Fickett.........    41    Vice President and Co Chief Operating Officer
Don C. Coleman............    47    Vice President
David Kim.................    43    Vice President
Mike Cheng................    46    Vice President
Leonard I. Green..........    68    Director
John G. Danhakl...........    45    Director
John M. Baumer............    34    Director

William P. Rutledge became Chairman of the Board of Holding and CPI in June 1999. He was also interim Chief Executive Officer during the period June 1999 to November 1999. Prior to this appointment, Mr. Rutledge served as President and Chief Executive Officer of Allegheny Teledyne Incorporated ("Teledyne, Inc") from August 1996 to March 1997. Mr. Rutledge held several other positions at Teledyne, Inc. beginning with Group Executive in 1986, Vice President in 1987, Senior Vice President 1988, Executive Vice President in 1989, and President in 1990. In 1991 he was elected as Chief Executive Officer and appointed as Chairman in 1993. Prior to joining Teledyne, Inc. Mr. Rutledge held several management positions at FMC from 1971 to 1986. Mr. Rutledge received a BS in Metallurgical Engineering from Lafayette College and an MS in Financial Management from George Washington University.

Bart F. Petrini became Chief Executive Officer, President and a director of Holding and CPI in November 1999. Prior to this, Mr. Petrini served as Executive Vice President and General Manager in the Electron Device Group of Richardson Electronics beginning in 1994 and ending with his joining CPI. Mr. Petrini began his career with Western Electric (now Lucent Technologies) as a Manufacturing Engineer and capped a 20-year career in high tech manufacturing as Division Vice President of Manufacturing in ITT's Electro-Optical Products Division. Mr. Petrini then joined Varian Associates in 1980 as General Manager of their Eimac Division and in 1983 was promoted to General Manager of the Microwave Tube Division. In 1985, Mr. Petrini left Varian to become President and CEO of a Silicon Valley start-up microwave company. Mr. Petrini received a degree in Mechanical Engineering from Bucknell University in 1960 and a MBA in 1970 from George Washington University.

Joel A. Littman became Chief Financial Officer of Holding and CPI in September 2001. Mr. Littman was Corporate Controller for CPI from November 1996 to September 2001. From September 1989 to November 1996 Mr. Littman served as Controller of the Microwave Power Products Division of Varian Associates and CPI. Prior to that Mr. Littman held various finance positions with Varian Associates and TRW. Mr. Littman received a B.A. degree in economics and a MBA, both from the University of California at Los Angeles.

John R. Beighley became a Vice President of CPI in March 1997 and currently heads the Company's Worldwide Field Sales Organization. From May 1992 to March 1997, Mr. Beighley was Western Hemisphere Sales Manager responsible for sales in the Americas, as well as the Far East and Australia. From June 1989 to May 1992, Mr. Beighley was the North American Sales Manager. From March 1981 to June 1989, Mr. Beighley held a number of Product Marketing and Field Sales positions with CPI's predecessor, Varian. Mr. Beighley received a BS degree in Marketing from San Francisco State University and a MBA from Santa Clara University.

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

David Kim became the Division President of the Solid State Products Division in October 2001. From October 1999 to September 2001, Mr. Kim was Vice President of the Solid State Products Division and was Vice President of Engineering at the Microwave Components division of Aydin Corporation for one year prior to CPI's acquisition of the division. Mr. Kim received a B.S. degree in Electrical Engineering from the University of California, Berkeley and a M.S. degree in Electrical Engineering from San Jose State University.

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

John M. Baumer became a director of the Company in October 2001. He has been an executive officer of LGP, a merchant-banking firm that manages GEI, since 1999. Mr. Baumer had previously been a Vice President at DLJ, and had been with DLJ since 1995. Prior to joining DLJ, Mr. Baumer was at Fidelity Investments and Arthur Andersen. Mr. Baumer is also a director of Intercontinental Art, Inc., Petco Animal Supplies, Inc. and VCA Antech, Inc.

ITEM 11: EXECUTIVE COMPENSATION

The following table shows certain information concerning compensation paid or accrued by the Company during Fiscal 2001 to the Chief Executive Officer, the next four most highly compensated executive officers of Holding and CPI, and one additional highly compensated individual (collectively, the "Named Executive Officers") for the three fiscal years ending September 28, 2001.

                           SUMMARY COMPENSATION TABLE

                                                          ANNUAL                      LONG TERM
                                                       COMPENSATION                  COMPENSATION
                                        -----------------------------------------  ----------------
                                                                                     SECURITIES
NAME AND                                                              OTHER           UNDERLYING             ALL
PRINCIPAL POSITION             FISCAL                                 ANNUAL           OPTIONS              OTHER
WITH THE COMPANY                YEAR     SALARY       BONUS(a)    COMPENSATION(b)  (# OF SHARES)(c)     COMPENSATION(d)
------------------             ------   --------    ----------    ---------------  ----------------     ---------------
Bart F. Petrini                 2001    $262,019           --         $17,387           100,000            $153,994
  Chief Executive Officer and   2000    $221,154     $125,000          $7,500           100,000            $114,931
  President
John R. Beighley                2001     146,077       53,625          17,021             5,000              16,213
  Vice President                2000     130,388       55,000          21,780             5,000               8,495
                                1999     119,678       41,405          20,019                --               8,270
Don C. Coleman                  2001     139,462       52,208          17,230             5,000               9,011
  Vice President                2000     125,383       40,000           9,816             5,000               7,550
                                1999     109,540       13,296              --                --               5,203
Robert A. Fickett               2001     211,462           --          24,090            16,750              14,982
  Vice President                2000     174,039       10,000          19,894            16,750              11,738
                                1999     134,828       75,930           9,679                --               6,404
O. Joseph Caldarelli            2001     184,033           --           6,864             8,000              14,147
  Vice President                2000     101,002       35,500           7,072             8,000               8,332
                                1999      92,613      173,912           7,740                --               5,040
Lynn E. Harvey(e)               2001     158,462       95,000          15,960             8,000              10,828
  Chief Financial Officer       2000     139,231       30,000          17,079             8,000               9,394
                                1999     127,221       48,627          12,808                --               8,479

(a) Consists of awards under CPI's Management Incentive Plan for Fiscal 2001 to be paid in Fiscal 2002. Fiscal 1999 bonus amount also includes a special bonus awarded to certain management in April 1999.

(b) Consists of amounts paid for personal benefits and amounts reimbursed for the payment of taxes on certain perquisites.

(c) Consists of stock options granted under the 2000 Stock Option Plan. Each option granted vests at the rate of 25% per year except 4,250 of Mr. Fickett's options which vest at 50% per year over a two year period.

(d) Consists of (1) Company contributions to CPI's 401(k) plan and Non-Qualified Deferred Compensation Plan, (2) Company paid premiums for group life insurance and, (3) in the case of Mr. Petrini and Mr. Beighley, relocation costs.

(e) Ms. Harvey was Chief Financial Officer until she retired on September 28, 2001.

                          STOCK OPTIONS IN FISCAL 2001

There were no stock options issued to the Company's "Named Executive Officers" during the fiscal year ended September 28, 2001.

    AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

                          SHARES
                        ACQUIRED ON    VALUE
NAME                      EXERCISE    REALIZED   EXERCISABLE   UNEXERCISABLE
----                    -----------   --------   -----------   -------------
Bart F. Petrini               --         --         25,000         75,000

John R. Beighley              --         --          1,250          3,750

Don C. Coleman                --         --          1,250          3,750

Robert A. Fickett             --         --          5,250         11,500

O. Joseph Caldarelli          --         --          2,000          6,000

Lynn E. Harvey                --         --          2,000          6,000

The value of unexercised options at the end of Fiscal 2001 is not considered significant as the value of the Company's common stock at the end of Fiscal 2001, as determined by the Board of Directors, has not changed significantly from the value at the grant date (July 2000).

HOLDING'S 2000 STOCK OPTION PLAN

In March 2000, Holding established the Communications & Power Industries 2000 Stock Option Plan ("the Plan") and reserved 250,000 shares of Holding's common stock for issuance under the Plan. Options granted under Holding's stock option plan are granted at fair market value, expire ten years from the date of grant and generally vest in four equal annual installments, commencing one year from the date of grant. The stock options granted pursuant to this Plan are not considered "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code, as amended and are subject to all of the terms and restrictions contained in the Stock Option and Stockholders Agreements. As of the fiscal year ended September 28, 2001, Holding granted options to purchase 235,050 shares of its common stock to officers and employees of Holding. As of September 28, 2001, 57,075 of the options were exercisable.

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

LGP is investment adviser to, and an affiliate of the general partner of, GEI II, which holds approximately 73.1% of the outstanding shares of Holding. Holding, in turn, owns all of the outstanding shares of common stock of CPI. Messrs. Green, Danhakl and Baumer, who are directors of Holding and CPI, are also stockholders of the general partner of LGP. See "Directors and Executive Officers." In connection with the Acquisition, Holding and CPI entered into a Management Services Agreement with LGP pursuant to which LGP will receive an annual fee of approximately $362,000 plus reasonable expenses for providing management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analysis, negotiating and structuring financing, and exploring, negotiating and arranging expansion and capital market opportunities, in the future. See "Certain Relationships and Related Transactions -- Management Agreements."

COMPENSATION OF DIRECTORS

Individuals who are officers of Holding and CPI, as well as Messrs. Green, Danhakl and Baumer, will not receive any compensation directly for their service on Holding's and CPI's Boards of Directors. Mr. Rutledge was paid annual compensation of $25,000 in Fiscal 2001. In addition, Holding and CPI have entered into a management services agreement pursuant to which LGP will receive an annual fee plus reasonable expenses for providing management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analyses, negotiating and structuring financing and exploring expansion opportunities, in the future. See "Certain Relationships and Related Transactions."

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of CPI's common stock is owned by Holding. The following table sets forth, as of December 7, 2001 certain information with respect to the beneficial ownership of Holding Common Stock by (i) each person known by Holding to own beneficially 5% or more of the outstanding shares of Holding Common Stock, (ii) each director of Holding and CPI, (iii) each person named in the summary compensation table, and (iv) all executive officers and directors as a group.

                                                                                        Percent of
                                                             Amount and Nature of        Shares
Name and Address of Beneficial Owner(a)                      Beneficial Ownership      Outstanding
--------------------------------------                       --------------------      -----------
Green Equity Investors II, L.P.(b)........................           3,590,750            73.16%
11111 Santa Monica Boulevard, Suite 2000
Los Angeles, California 90025

Leonard I. Green(b).......................................           3,590,750            73.16%
11111 Santa Monica Boulevard, Suite 2000
Los Angeles, California 90025

John G. Danhakl(b)........................................           3,590,750            73.16%
11111 Santa Monica Boulevard, Suite 2000
Los Angeles, California 90025

John M. Baumer(b).........................................           3,590,750            73.16%
11111 Santa Monica Boulevard, Suite 2000
Los Angeles, California 90025

Al D. Wilunowski(c).......................................             535,000            10.90%
811 Hansen Way
Palo Alto, California 94303

Bart F. Petrini...........................................                   0                0%

William P. Rutledge.......................................                   0                0%

John R. Beighley..........................................              11,250              .23%

Don C. Coleman............................................              11,250              .23%

Robert A. Fickett.........................................              13,000              .26%

O. Joseph Caldarelli......................................              75,000             1.53%

Lynn E. Harvey............................................              37,500              .76%

Directors and Executive Officers as a group
  (7 persons)(b) .........................................           3,709,500            75.58%

---------

(a) Addresses are given only for persons listed as beneficial owners of 5% or more of Holding Common Stock.

(b) GEI II is a Delaware limited partnership managed by LGP, which is an affiliate of the general partner of GEI. Each of Mr. Green, Jonathan D. Sokoloff, Mr. Danhakl, Mr. Baumer and Peter J. Nolan, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control LGP and such general partner. LGP and such general partner may be deemed to control the voting and disposition of the shares of Holding Common Stock owned by GEI. Accordingly, for certain purposes, Messrs. Green, Sokoloff, Danhakl, Baumer and Nolan may be deemed to be beneficial owners of the shares of Holding Common Stock held by GEI. All of the shares of Holding Common Stock shown in the table as being beneficially owned by Messrs. Green, Danhakl and Baumer are owned by GEI.

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreements

LGP is investment adviser to, and an affiliate of the general partner of, GEI II, which holds approximately 73.1% of the outstanding shares of Holding. Holding, in turn, owns all of the outstanding shares of common stock of CPI. Messrs. Green, Danhakl and Baumer, who are directors of Holding and CPI, are also stockholders of the general partner of LGP. In connection with the Acquisition, Holding and CPI entered into a Management Services Agreement with LGP pursuant to which LGP will receive an annual fee of approximately $362,000 plus reasonable expenses for providing management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analysis, negotiating and structuring financing, and exploring, negotiating and arranging expansion and capital market opportunities, in the future. The Management Services Agreement has a term of up to twelve years. Holding and CPI believe that the contacts and expertise provided by LGP in these areas enhance the Company's opportunities and management's expertise in these matters and that the fees to be paid to LGP fairly reflect the value of the services provided by LGP. In Fiscal 2001, LGP earned $362,000 pursuant to the terms of the Management Services Agreement.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

(a)  Financial Statement Schedule of Holding and CPI

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

Exhibit No.                                Description
-----------                                -----------
  10.1(6)     Loan and Security Agreement by and among CPI as borrower, the other obligors named therein, the lenders that are signatories hereto as the senders, and Foothill Capital Corporation as the arranger and administrative agent, dated as of December 15, 2000

  10.2(6)     Intellectual Property Security Agreement between CPI and Foothill
              Capital Corporation as Agent for the Lenders dated December 15,
              2000

  10.3(6) Stock Pledge and Security Agreement by CPI to and in favor of Foothill Capital Corporation, as agent for itself and the other lenders dated December 15, 2000.

  10.4(6) Stock Pledge and Security Agreement by Holding and various CPI subsidiaries to and in favor of Foothill Capital Corporation, as agent for itself and the other lenders, dated December 15, 2000.

  10.5(6)     Environmental Indemnity Agreement for the benefit of Foothill
              Capital Corporation, as agent for itself and the other lenders and the lenders, dated December 15, 2000.

  10.6(6)     Deed of Trust with Absolute Assignment of Leases and Rents,
              Security Agreement and Fixture Filing by and among CPI, First
              American Title Company and Foothill Capital Corporation, as agent for itself and the other lenders, dated December 15, 2000.

  10.7(6)     Guaranty and Security Agreement in favor of Foothill Capital
              Corporation as Agent for itself and the lenders and the other lenders pursuant to that certain Loan and Security Agreement by and among CPI, the other obligors, Foothill and the other lenders named herein, dated December 15, 2000.

  10.8(6) Continuing Guaranty in favor of Foothill Capital Corporation, as agent for itself and the lenders and the other lenders pursuant to that certain Loan and Security Agreement by and among CPI, the other obligors named therein, Foothill and the other lenders named herein, dated December 15, 2000.

  10.9(6)     Intercreditor Agreement among the CPI Parties and Foothill Capital
              Corporation, as agent for itself and other lenders, dated December
              15, 2000.

  10.10(6) Fourth Amendment of Lease by and between The Board of Trustees of the Leland Stanford Junior University and CPI, dated December 15,
              2000.

  10.11(6)    Loan Agreement between CPI and Wells Fargo Bank, National
              Association, executed as of December 15, 2000.

  10.12(6)    Promissory Note Secured by Deed of Trust by Holding in favor of
              Wells Fargo Bank, National Association, dated December 15, 2000.

  10.13(6)    Deed of Trust with Absolute Assignment of Leases and Rents,
              Security Agreement and Fixture Filing by and among Holding,
              American Securities Company and Wells Fargo Bank, National
              Association, dated December 15, 2000.

Exhibit No.                                Description
-----------                                -----------
  10.14(6)    Subordination Agreement by CPI and Holding in favor of Wells Fargo
              Bank, National Association, dated December 15, 2000.

  10.15(6)    Hazardous Materials Indemnity Agreement by Holding in favor of
              Wells Fargo Bank, National Association, dated December 15, 2000.

  10.16(6)    Unsecured Promissory Note by Holding in favor of CPI, dated
              December 15, 2000.

  10.17(6) Lease dated as of December 1, 2000 by and between Holding, as lessor, and CPI, as lessee.

  10.18(1)    Cross License Agreement between CPI and Varian dated as of August
              10, 1995.

  10.19(1)    Trademark License Agreement between CPI and Varian dated as of
              August 10, 1995.

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

Exhibit No.                                Description
-----------                                -----------
  10.29(1)    Management Services Agreement among CPI, Holding and Leonard Green
              & Partners, L.P. dated as of August 11, 1995.

  10.30(1)    1995 Holding Management Equity Plan (including Form of Management
              Subscription and Stockholders Agreement).

  10.31(4) Letter from Holding to Bart F. Petrini dated October 11, 1999 relating to terms of employment.

  10.32(5)    Communications & Power Industries 2000 Stock Option Plan.

  10.33(5)    Form of Stock Option Agreement.

  10.34(1)    Assignment and Assumption of Lessee's Interest in Lease (Units
              1-4, Palo Alto) and Covenants, Conditions and Restrictions on
              Leasehold Interests (Units 1-12, Palo Alto) dated as of August 10,
              1995 between Varian Realty Inc., Varian Associates, Inc. and CPI.

  10.35(1)    Sublease (Unit 8, Palo Alto) dated as of August 10, 1995 between
              Varian Realty Inc. and CPI.

  10.36(1) Sublease (Building 4, Palo Alto) dated as of August 10, 1995 between CPI, as Sublessee, Varian Associates, Inc., as Sublessor, and Varian Realty Inc., as Adjacent Property Sublessor.

  21(1)       Subsidiaries of CPI and Holding.

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

(4) Incorporated by reference to CPI's Annual Report on Form 10-K, filed on December 29, 1999.

(5) Incorporated by reference to CPI's Annual Report on Form 10-K, filed on December 28, 2000.

(6) Incorporated by reference to CPI's Quarterly Report on Form 10-Q, filed on February 12, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMMUNICATIONS & POWER INDUSTRIES
                                          HOLDING CORPORATION

                                        By:          /s/ Bart F. Petrini
                                           -------------------------------------
                                                        Bart F. Petrini
                                           Chief Executive Officer and President
                                                    Date: December 26, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                                Title                                 Date
         ---------                                -----                                 ----
   /s/ Leonard I. Green                          Director                         December 26, 2001
----------------------------

    /s/ John G. Danhakl                          Director                         December 26, 2001
----------------------------

    /s/ John M. Baumer                           Director                         December 26, 2001
----------------------------

  /s/ William P. Rutledge           Chairman of the Board and Director            December 26, 2001
----------------------------

    /s/ Bart F. Petrini              Director, Chief Executive Officer
----------------------------                   and President                      December 26, 2001
                                       (Principal Executive Officer)

    /s/ Joel A. Littman                   Chief Financial Officer,
----------------------------              Treasurer and Secretary                 December 26, 2001
                               (Principle Financial and Accounting Officer)

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

                                        COMMUNICATIONS & POWER INDUSTRIES, INC.

                                        By:          /s/ Bart F. Petrini
                                           -------------------------------------
                                                        Bart F. Petrini
                                           Chief Executive Officer and President
                                                    Date: December 26, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                                Title                                 Date
         ---------                                -----                                 ----
   /s/ Leonard I. Green                          Director                         December 26, 2001
----------------------------

    /s/ John G. Danhakl                          Director                         December 26, 2001
----------------------------

    /s/ John M. Baumer                           Director                         December 26, 2001
----------------------------

  /s/ William P. Rutledge           Chairman of the Board and Director            December 26, 2001
----------------------------

    /s/ Bart F. Petrini              Director, Chief Executive Officer
----------------------------                   and President                      December 26, 2001
                                       (Principal Executive Officer)

    /s/ Joel A. Littman                   Chief Financial Officer,
----------------------------              Treasurer and Secretary                 December 26, 2001
                               (Principle Financial and Accounting Officer)

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

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries

     (A wholly owned subsidiary of Communications & Power Industries Holding
                                  Corporation)

                          INDEX TO FINANCIAL STATEMENTS

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION


                                                                                                         Page
                                                                                                         ----
Independent Auditors' Report..............................................................................F-2
Consolidated Balance Sheets as of September 28, 2001 and September 29, 2000 ..............................F-3
Consolidated Statements of Operations for the 52-week periods ended September 28, 2001, September 29,
     2000 and October 1, 1999 ............................................................................F-4
Consolidated Statements of Stockholders' Equity (Deficit) for the 52-week periods ended September 28,
     2001, September 29, 2000 and October 1, 1999 ........................................................F-5
Consolidated Statements of Cash Flows for the 52-week periods ended September 28, 2001, September 29, 2000 and October 1, 1999..................................................................................F-6
Notes to the Consolidated Financial Statements............................................................F-8

                     COMMUNICATIONS & POWER INDUSTRIES, INC.

Independent Auditors' Report.............................................................................F-27
Consolidated Balance Sheets as of September 28, 2001 and September 29, 2000 .............................F-28
Consolidated Statements of Operations for the 52-week periods ended September 28, 2001, September 29,
     2000 and October 1, 1999 ...........................................................................F-29
Consolidated Statements of Stockholders' Equity (Deficit) for the 52-week periods ended September 28,
     2001, September 29, 2000 and October 1, 1999........................................................F-30
Consolidated Statements of Cash Flows for the 52-week periods ended September 28, 2001, September 29,
     2000 and  October 1, 1999 ..........................................................................F-31
Notes to the Consolidated Financial Statements...........................................................F-33

                          FINANCIAL STATEMENT SCHEDULES

Communications & Power Industries Holding Corporation....................................................F-52
Communications & Power Industries, Inc...................................................................F-53

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries



                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Communications & Power Industries Holding Corporation:


We have audited the accompanying consolidated balance sheets of Communications & Power Industries Holding Corporation and subsidiaries (Holding) as of September 28, 2001 and September 29, 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the 52-week periods ended September 28, 2001, September 29, 2000, and October 1, 1999. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of Holding's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Communications & Power Industries Holding Corporation and subsidiaries as of September 28, 2001 and September 29, 2000, and the results of their operations and their cash flows for the 52-week periods ended September 28, 2001, September 29, 2000, and October 1, 1999, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                       /s/ KPMG LLP

Mountain View, California
December 7, 2001

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries


                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)



                                                                                         September 28,          September 29,
                                                                                             2001                   2000
                                                                                         -------------          -------------
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                              $   2,903                 4,766
     Accounts receivable, net                                                                  46,738                42,434
     Inventories                                                                               57,678                63,949
     Deferred taxes                                                                             3,500                 6,972
     Other current assets                                                                       2,241                 1,603
                                                                                            ---------             ---------
        Total current assets                                                                  113,060               119,724
Property, plant, and equipment, net                                                            62,698                68,656
Goodwill and other intangibles, net                                                            23,452                26,090
Debt issue costs, net                                                                           4,857                 4,627
Deferred taxes                                                                                     --                 7,888

                                                                                            ---------             ---------
        Total assets                                                                        $ 204,067               226,985
                                                                                            =========             =========

LIABILITIES, SENIOR REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Revolving credit facility                                                              $  21,293                39,800
     Current portion of term loans                                                                 --                 6,012
     Current portion of capital leases                                                            919                   960
     Mortgage financing                                                                        18,000                    --
     Accounts payable                                                                          14,729                18,462
     Accrued expenses                                                                          17,859                16,903
     Product warranty                                                                           4,225                 2,978
     Income taxes payable                                                                         407                 9,518
     Accrued dividends payable                                                                  4,387                    --
     Advance payments from customers                                                            9,193                 5,210
                                                                                            ---------             ---------
        Total current liabilities                                                              91,012                99,843
Senior term loans                                                                              20,000                10,000
Senior subordinated notes                                                                     100,000               100,000
Obligations under capital leases                                                                   90                   895
                                                                                            ---------             ---------
        Total liabilities                                                                     211,102               210,738
                                                                                            ---------             ---------
SENIOR REDEEMABLE PREFERRED STOCK ($.01 par value,
     325,000 shares authorized; 297,346 shares issued and outstanding
     as of 2001 and 2000, liquidation preference $100 per share)                               28,479                28,265
                                                                                            ---------             ---------
JUNIOR PREFERRED STOCK OF CPI ($.01 par value, 525,000 shares authorized:  227,475 and 198,232 shares issued and outstanding as of 2001
     and 2000, respectively, liquidation preference $100 per share)                            22,094                19,170
                                                                                            ---------             ---------
Commitments and contingencies

STOCKHOLDERS' DEFICIT
     Common stock ($.01 par value, 6,500,000 shares authorized; 4,908,172 shares
        issued and outstanding as of 2001 and 2000.)                                               49                    49
     Additional paid-in capital                                                                19,111                19,111
     Accumulated deficit                                                                      (75,587)              (49,215)
     Stockholder loans                                                                         (1,181)               (1,133)
                                                                                            ---------             ---------
        Net stockholders' deficit                                                             (57,608)              (31,188)
                                                                                            ---------             ---------
        Total liabilities, preferred stock and stockholders' deficit                        $ 204,067               226,985
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

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                                   52-Week              52-Week              52-Week
                                                period ended         period ended           period ended
                                                September 28,        September 29,           October 1,
                                                    2001                  2000                  1999
                                                ------------         ------------           ------------
Sales                                            $ 272,521               243,054               255,680
Cost of sales                                      223,332               188,748               199,638
                                                 ---------             ---------             ---------
Gross profit                                        49,189                54,306                56,042
                                                 ---------             ---------             ---------
Operating costs and expenses:
     Research and development                        5,767                 8,690                 8,983
     Selling and marketing                          17,544                18,524                19,590
     General and administrative                     20,911                18,253                18,206
                                                 ---------             ---------             ---------
Total operating costs and expenses                  44,222                45,467                46,779
                                                 ---------             ---------             ---------
Operating income                                     4,967                 8,839                 9,263
Foreign currency loss                                 (130)                 (536)                 (511)
Interest expense                                    20,734                18,663                17,805
                                                 ---------             ---------             ---------
Loss before taxes                                  (15,897)              (10,360)               (9,053)
Income tax expense                                   2,950                 1,232                   605
                                                 ---------             ---------             ---------
Net loss                                           (18,847)              (11,592)               (9,658)

Preferred dividends:
    Senior Redeemable Preferred Stock                4,387                 3,822                 3,331
    Junior Preferred Stock                           2,924                 2,548                 2,222
                                                 ---------             ---------             ---------
Net loss attributable to common stock            $ (26,158)              (17,962)              (15,211)
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

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries


            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (in thousands, except share data)


                                                                                                                    Total
                                                                Additional                                       Stockholders'
                                                Common           Paid-in        Accumulated      Stockholder        Equity
                                                 Stock           Capital           Deficit           Loans         (Deficit)
                                                --------        ----------      -----------      -----------     -------------
Balances, October 2, 1998                       $     49           19,134          (15,614)          (1,057)           2,512
                                                ========         ========         ========         ========         ========

Amortization of discount and issue costs
   on Senior Redeemable Preferred Stock                                               (214)                             (214)
Payment of dividends on Senior
   Redeemable Preferred Stock                                                       (3,331)                           (3,331)
Payment of dividends on Junior
   Preferred Stock                                                                  (2,222)                           (2,222)
Net loss                                                                            (9,658)                           (9,658)
Interest accrued on stockholder loans                                                                   (49)             (49)
                                                --------         --------         --------         --------         --------
Balances, October 1, 1999                       $     49           19,134          (31,039)          (1,106)         (12,962)
                                                ========         ========         ========         ========         ========

Amortization of discount and issue costs
   on Senior Redeemable Preferred Stock                                               (214)                             (214)
Payment of dividends on Senior
   Redeemable Preferred Stock                                                       (3,822)                           (3,822)
Payment of dividends on Junior
   Preferred Stock                                                                  (2,548)                           (2,548)
Net loss                                                                           (11,592)                          (11,592)
Repayment of stockholder loans                                                                           20               20
Interest accrued on stockholder loans                                                                   (47)             (47)
Purchase of Treasury Stock                                            (23)                                               (23)
                                                --------         --------         --------         --------         --------
Balances, September 29, 2000                    $     49           19,111          (49,215)          (1,133)         (31,188)
                                                ========         ========         ========         ========         ========

Amortization of discount and issue costs
   on Senior Redeemable Preferred Stock                                               (214)                             (214)
Dividends on Senior Redeemable
   Preferred Stock                                                                  (4,387)                           (4,387)
Payment of dividends on Junior
   Preferred Stock                                                                  (2,924)                           (2,924)
Net loss                                                                           (18,847)                          (18,847)
Interest accrued on stockholder loans                                                                   (48)             (48)
                                                --------         --------         --------         --------         --------
Balances, September 28, 2001                    $     49           19,111          (75,587)          (1,181)         (57,608)
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

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                     52-Week              52-Week             52-Week
                                                                   period ended         period ended        period ended
                                                                   September 28,        September 29,         October 1,
                                                                       2001                 2000                 1999
                                                                   ------------         ------------        ------------
OPERATING ACTIVITIES
      Net cash provided by operating activities                      $  1,677                9,897                6,282
                                                                     --------             --------             --------
INVESTING ACTIVITIES
      Proceeds from sale of
           property, plant and equipment                                1,944                   --                   54
      Purchase of property, plant, and equipment                       (5,788)              (5,325)              (8,260)
      Purchase of net current assets in connection
           with acquisitions                                               --                   --               (1,861)
      Purchase of property and equipment in connection
           with acquisitions                                               --                   --                 (523)
      Purchase of intangible assets in connection
           with acquisitions                                               --                   --               (6,526)
                                                                     --------             --------             --------
      Net cash used in investing activities                            (3,844)              (5,325)             (17,116)
                                                                     --------             --------             --------
FINANCING ACTIVITIES
      Repayments on capital leases                                       (960)                (855)                (688)
      Payment of debt issue costs                                      (2,217)                  --                   --
      Repayment of terminated revolving credit facility               (40,000)                  --                   --
      Net proceeds from revolving credit facility                      21,530                4,800               21,700
      Repayments on terminated senior term loans                      (16,049)              (7,995)              (6,379)
      Proceeds from senior term loan                                   20,000                   --                   --
      Proceeds from mortgage financing                                 18,000                   --                   --
      Purchases of treasury stock                                          --                  (23)                  --
      Proceeds from stockholder loans                                      --                   20                   --
                                                                     --------             --------             --------
      Net cash provided by (used in) financing activities                 304               (4,053)              14,633
                                                                     --------             --------             --------
NET (DECREASE) INCREASE IN
   CASH AND CASH EQUIVALENTS                                           (1,863)                 519                3,799
      Cash and cash equivalents at beginning of period                  4,766                4,247                  448
                                                                     --------             --------             --------
      Cash and cash equivalents at end of period                     $  2,903                4,766                4,247
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

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (in thousands)


                                                                 52-Week              52-Week              52-Week
                                                              period ended         period ended          period ended
                                                              September 28,        September 29,          October 1,
                                                                   2001                 2000                 1999
                                                              ------------         ------------          ------------
DETAIL OF NET CASH PROVIDED
    BY OPERATING ACTIVITIES
Net loss                                                         $(18,847)             (11,592)              (9,658)
Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation                                                 10,708               12,682               10,851
      Amortization of deferred debt issue costs                     1,987                1,288                1,209
      Amortization of goodwill and intangibles                      2,638                2,634                2,784
      Allowance for doubtful accounts                                (362)                (346)                 507
      Deferred taxes                                               11,360                  289                   --
      Interest accrued on stockholder loans                           (48)                 (47)                 (49)
      Net (gains) losses on the disposition of assets                (792)                 212                   61
      Changes in operating assets and liabilities:
          Accounts receivable                                      (3,942)               7,508                  382
          Inventories                                               6,271              (11,423)               1,752
          Other current assets                                       (638)                 (79)                  17
          Accounts payable                                         (3,733)               4,940                   72
          Accrued expenses                                            956                  414                  601
          Product warranty                                          1,247                 (597)                (169)
          Income tax payable                                       (9,111)                 540               (1,281)
          Advance payments from customers                           3,983                3,474                 (797)
                                                                 --------             --------             --------
Net cash provided by operating activities                        $  1,677                9,897                6,282
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

        Liquidity

Holding's short-term debt includes mortgage financing of $18.0 million with Wells Fargo Bank that expires on June 1, 2002. Management expects that cash to be generated by operations and borrowing under its Credit Facility in conjunction with either extending or finding alternative collateral-based financing by June 1, 2002 will allow it to meet the mortgage obligation.

In addition, the Company recently received a bid for its property in San Carlos for an amount in excess of its existing mortgage which would allow the Company to continue to operate on this property on a leaseback basis. Although this specific bid was turned down, the Company believes this is a viable alternative if necessary to meet cash requirements in the future.

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


There can be no assurance that the combination of cash generated by operations, borrowing availability from the Company's Credit Facility and additional collateral-based financing will be sufficient to meet the Company's cash requirements. If the Company is unable to satisfy such cash requirements from these sources, the Company will adopt one or more alternatives, such as reducing or delaying capital expenditures, reducing discretionary costs, negotiating an increase to the Company's borrowing capacity under its line of credit, and selling and leasing back its facility in San Carlos, California in a transaction with a third party.

        Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

        Revenue Recognition

Sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. The Company's products are generally subject to warranties, and the Company provides for the estimated future costs of repair, replacement or customer accommodation in costs of sales.

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

Gains and losses resulting from the disposition of assets (property, plant and equipment) are reported on a net basis in the caption "General and administrative" on the Consolidated Statements of Operations. Net gains (losses) on the disposition of assets were $0.8 million, ($0.2) million and ($61,000) for fiscal years 2001, 2000 and 1999, respectively.

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

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The Company assesses the recoverability of the carrying amount of goodwill by determining whether the carrying amount of goodwill can be recovered through undiscounted net cash flows of the acquired operation over the remaining amortization period. If determined to be impaired, the carrying amount is reduced to its estimated fair value which is based on an estimate of discounted future net cash flows. Goodwill is being amortized on a straight-line basis over estimated useful lives ranging from 15 to 25 years. Accumulated amortization was $11.6 million and $9.0 million as of September 28, 2001 and September 29, 2000, respectively.

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

        Product Warranty

The Company's products are generally warranted for a variety of periods, typically one to three years or a predetermined product usage life. A provision for estimated future costs of repair, replacement or customer accommodations are reflected in the accompanying consolidated financial statements.

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


        Environmental Liabilities

Liabilities for environmental expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. There were no environmental liabilities established by the Company during fiscal years 2001, 2000 nor 1999. Varian retained the environmental liabilities existing at the time the Company acquired substantially all of the assets of Varian's Electron Device business in August 1995.

        Deferred Debt Issue Costs

Costs incurred related to the issuance of CPI's long-term debt, mortgage financing and other credit facilities are capitalized and amortized over the estimated time the obligations are expected to be outstanding using the effective interest method. The amortization period used for the deferred costs associated with the mortgage financing, term loan, revolving credit facility, and the Senior Subordinated Notes is 18 months, 2 years, 4 years and 10 years, respectively.

        Senior Redeemable Preferred Stock

CPI's Senior Redeemable Preferred Stock was issued in units with an aggregate of 10,500 shares of common stock of Holding. The fair value of the shares of Holding's common stock issued, and the issue costs associated with the issuance of the Senior Redeemable Preferred Stock, have been reflected as a reduction of the Senior Redeemable Preferred Stock issued and is being amortized via a charge to accumulated deficit over the period until mandatory redemption, 12 years, using the straight-line method.

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

        Business Risks and Credit Concentrations

Defense-related applications such as certain radar, electronic countermeasures and military communications constitute a significant portion of the Company's sales. Companies engaged in supplying defense-related equipment and services to government agencies are subject to certain business risks peculiar to that industry. Sales to the government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad, and other factors.

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


        Foreign Currency Translation

The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Gains or losses resulting from the translation into U.S. dollars of amounts denominated in foreign currencies are included in the determination of net loss.

        Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, revolving credit facility, term loans, mortgage financing and long-term debt. The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable, revolving credit facility, mortgage financing and term loans approximate their fair values due to the relatively short period to maturity of the instruments. The fair value of CPI's Senior Subordinated Notes as of November 15, 2001, based on quoted market prices or pricing models using current market rates, has been quoted at a level of 47.00 (100.00 is face value).

        Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

        Comprehensive Income

The Company has no components of other comprehensive income (loss) and, accordingly, comprehensive loss is the same as reported net loss for all periods presented.

3. BALANCE SHEET COMPONENTS

        Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts of $0.4 million and $0.8 million as of September 28, 2001 and September 29, 2000, respectively.

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


        Inventories

Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:


         (Dollars in thousands)          September 28,       September 29,
                                             2001                2000
                                         -------------       -------------
         Raw materials and parts            $40,776             46,859
         Work in process                     14,874             14,731
         Finished goods                       2,028              2,359
                                            -------            -------
         Total inventories                  $57,678             63,949
                                            =======            =======

        Property, Plant, and Equipment

The main components of property, plant, and equipment are as follows:


         (Dollars in thousands)                     September 28,         September 29,
                                                        2001                 2000
                                                    -------------         -------------
         Land and land leaseholds                     $  36,632                36,655
         Buildings                                       21,487                21,117
         Machinery and equipment                         55,158                52,801
         Leased equipment                                 3,914                 4,102
         Construction in progress                         1,540                   672
                                                      ---------             ---------
         Subtotal                                       118,731               115,347
         Less accumulated depreciation
                 And amortization                       (56,033)              (46,691)
                                                      ---------             ---------
         Net property, plant and equipment            $  62,698                68,656
                                                      =========             =========

Accumulated amortization of equipment under capital lease arrangements was $2.8 million and $2.0 million and as of September 28, 2001 and September 29, 2000, respectively, and related amortization expense is included in depreciation expense on the statement of cash flows.

        Accrued Expenses

Accrued expenses are comprised of the following:

         (Dollars in thousands)                September 28,     September 29,
                                                   2001              2000
                                               -------------     -------------
         Taxes                                    $ 1,360            $ 1,147
         Payroll and employee benefits             10,303             10,149
         Accrued interest                           2,755              3,216
         Other                                      3,441              2,391
                                                  -------            -------
         Total accrued expenses                   $17,859            $16,903
                                                  =======            =======

4. CREDIT FACILITY

On December 22, 2000, the Company terminated the previous credit agreement and replaced it with a $61.0 million secured credit facility ("Credit Facility"). This Credit Facility consists of a $41.0 million revolving line of credit, with a sub-facility of $10.0 million for letters of credit, which

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


expires December 22, 2004, and a $20.0 million term loan, which expires December 22, 2002. The Credit Facility is secured by substantially all of the assets of CPI and is guaranteed by Holding and all of CPI's subsidiaries. Availability under the Credit Facility is based upon eligible receivables, machinery and equipment and certain real estate. As of September 28, 2001, CPI had $15.4 million available under the revolving line of credit.

The revolving line of credit provides for borrowings that will bear interest at a rate equal to LIBOR plus 3.25% per annum or Prime plus 1.75% per annum. The term loan provides for borrowings that will bear interest at a rate equal to Prime plus 5.50% per annum. Additionally, the terms of the Credit Facility require the Company to maintain certain financial covenants and limit the payment of cash dividends on the Senior and Junior Preferred Stock. In addition to customary fronting and other fees, CPI will pay a fee equal to 1.25% per annum on outstanding but undrawn amounts of letters of credit; and additionally CPI will pay customary collateral management fees and a commitment fee of 0.375% per annum on unused facilities under the Credit Facility.

5. SENIOR SUBORDINATED NOTES OF CPI

The $100 million principal amount of Senior Subordinated Notes ("Notes") mature in 2005 and bear interest at 12% per annum, payable semiannually. The payment of principal of, premium and interest on, and other obligations evidenced by the Notes is subordinated in right of payment, as set forth in the indenture governing the Notes (the "Indenture"), to the prior payment in full of all senior indebtedness (as defined), including indebtedness under the credit facility, whether outstanding on the date of the Indenture or thereafter incurred. CPI's payment obligations under the Notes are jointly and severally guaranteed by Holding and CPI's subsidiaries.

The Notes are subject to redemption at the option of CPI, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, thereon to the applicable redemption date, if redeemed during the 12-month period beginning on August 1 of the years indicated as follows:


               Year                                   Percentage
               ----                                   ----------
               2002                                     103.0%
               2003                                     101.5%
         2004 and thereafter                            100.0%

Upon the occurrence of a change of control, each holder of Notes will have the right to require CPI to offer to repurchase all or any part of such holder's Notes. The Credit Facility currently prohibits CPI from making such an offer. In addition, the Indenture covering the Notes provides for various restrictions, including restrictions on mergers or the sales of CPI's assets, dividend payments, purchase, redemption, acquisition or retirement of equity interests of CPI or its affiliates, principal payment on any indebtedness of CPI or guarantors that is subordinated to the Notes, the incurrence of certain indebtedness, or the making of any restricted investment, as defined.

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


6. SENIOR REDEEMABLE PREFERRED STOCK OF CPI

CPI is authorized to issue up to 325,000 shares of nonvoting Series B 14% Senior Redeemable Exchangeable Cumulative Preferred Stock (the "Senior Preferred Stock") due 2007, including shares of Senior Preferred Stock which may be used to pay dividends on the Senior Preferred Stock if the Company so elects. Dividends on the Senior Preferred Stock accrue at the rate of 14% per annum and are payable quarterly, commencing on November 1, 1995. On or before August 1, 2000, CPI may, at its option and subject to debt covenant restrictions, pay dividends in cash or in shares of Senior Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. Beginning August 1, 2000, dividends may only be paid in cash.

For the year ending September 28, 2001, $4.4 million of cash dividends were accrued for payment on Senior Preferred Stock. In addition, at a value of $100 per share, CPI paid preferred dividends on its Senior Preferred Stock through the issuance of 38,226 and 33,312 shares for fiscal years 2000 and 1999, respectively.

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

In the event of a change of control, CPI will be required to make an offer to each holder of shares of Senior Preferred Stock to repurchase all or a portion of such holder's Senior Preferred Stock at a price equal to 101% of the liquidation preference thereof, plus accumulated and unpaid dividends. The Credit Facility currently prohibits and the Indenture currently restricts CPI from making such an offer. In addition, CPI will be required to use the proceeds from certain asset sales to permanently reduce senior indebtedness of CPI, to invest in certain related assets or businesses or to offer to repurchase Senior Preferred Stock. Any such repurchases shall be effected at an offer price equal to 100% of the liquidation preference of the shares of Senior Preferred Stock purchased, plus accumulated and unpaid dividends.

The Certificate of Designation covering the Senior Preferred Stock contains certain provisions that, among other things, limit the ability of CPI to incur indebtedness, pay dividends, incur liens, make loans or investments, transact with affiliates and engage in mergers and consolidations.

CPI may, at its option, on any dividend payment date, exchange all, but not less than all, of the outstanding shares of Senior Preferred Stock into 14% Junior Subordinated Notes (the "Exchange Notes") due 2007, so long as such exchange is permitted by the Credit Facility and the Indenture, in an aggregate principal amount not to exceed the aggregate liquidation preference, plus accumulated and unpaid dividends on the date of exchange. The Exchange Notes will be general unsecured obligations of CPI and will be subordinated to all existing and future senior indebtedness of CPI, including indebtedness under the Credit Facility and the Indenture. Except for terms relating to these subordination provisions, payment of interest on a quarterly basis, optional redemption and the date on which repayment is mandatory (all of which terms would be similar to the terms of Senior Preferred Stock), the terms of the Exchange Notes will be generally identical to the Notes.

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

At a value of $100 per share, CPI paid preferred dividends on its Junior Preferred Stock through the issuance of 29,243, 25,484, and 22,208 shares for fiscal years 2001, 2000 and 1999, respectively.

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

8. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $19.2 million, $16.7 million, and $16.6 million, in fiscal years 2001, 2000 and 1999, respectively. Cash paid (refunded) for taxes was $0.6 million, $(32,000), and $1.8 million in fiscal years 2001, 2000 and 1999, respectively.

Non-cash financing activities included the following: Dividends on Senior Redeemable Preferred Stock included $4.4 million of accrued but unpaid preferred dividends in fiscal year 2001 and the issuance of 38,226 and 33,312 shares of Senior Redeemable Preferred Stock in 2000 and 1999, respectively. Preferred stock dividends on Junior Preferred Stock was through the issuance of 29,243, 25,484, and 22,208 shares of Junior Preferred Stock during fiscal years 2001, 2000, and 1999, respectively. Amortization of discount and issue costs on the Senior Redeemable Preferred Stock was $0.2 million for each of the fiscal years 2001, 2000 and 1999. Equipment of $0.1 million and $0.3 million was acquired under capital leases for fiscal years 2001 and 1999, respectively; no equipment was acquired under capital leases for fiscal year 2000.

9. LEASES

At September 28, 2001, the Company was committed to minimum rentals under non-cancelable operating lease agreements primarily for land and facility space. The Company also leases certain computer and telephone equipment under capital leases that expire in 2004. As collateral for these capital leases, the Company has issued letters of credit totaling $0.6 million. A summary of future minimum lease payments (in thousands) follows:


                                                                           Capital        Operating           Sublease
         Fiscal Year                                                       Leases           Leases             Income
         -----------                                                       -------        ---------           --------
         2002                                                              $  971             1,154             1,024
         2003                                                                  75               593               112
         2004                                                                  20               430                 6
         2005                                                                  --               294                --
         2006                                                                  --                 8                --
                                                                           ------            ------            ------
         Total future minimum lease payments                                1,066             2,479             1,142
                                                                                             ======            ======
         Less amount representing interest, sales tax and
             additional obligations                                            57
                                                                           ------
         Present value of future minimum lease payments                     1,009
         Less current portion of obligations under capital
             leases                                                           919
                                                                           ------
         Obligations under capital leases, less current portion            $   90
                                                                           ======

Real estate taxes, insurance, and maintenance are also obligations of the Company. Rental expense under non-cancelable operating leases amounted to $1.2 million, $1.0 million, and $0.9 million for fiscal years 2001, 2000 and 1999, respectively.

10. CONTINGENCIES

The amount of outstanding letters of credit provided for under CPI's Credit Facility was $4.3 million as of September 28, 2001. These outstanding obligations are comprised of the following: $2.9 million related to eleven performance bond guarantees, $0.6 million to two lenders related to capital lease arrangements and $0.8 million to various other beneficiaries related primarily to insurance and service contracts.

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

The Company's acquisition agreement with Varian provides for Varian's retention of liability arising out of investigative and remedial action and environmental claims for conditions existing as of the closing date at the above-referenced facilities. Accordingly, based on information currently available, management believes that the costs of these matters are not likely to have a material adverse effect on the Company's consolidated financial position or results of operations.

From time to time, the Company may be subject to other claims that arise in the ordinary course of business. In the opinion of management, as of September 28, 2001, all such matters involve amounts which would not have a material adverse effect on the Company's consolidated financial position if unfavorably resolved.

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


         (Dollars in thousands)                                     Satcom
                                                    VEDs           Equipment            Other            Total
                                                  --------           ------             -----           -------
         Fiscal Year 2001:
         Revenues from external customers         $203,656           64,819             4,046           272,521
         Intersegment product transfers             20,081               --             1,432            21,513
         EBITDA                                     29,183           (4,046)           (6,954)           18,183
         Total assets                              109,684           33,015            61,368           204,067
         Capital expenditures                        3,522            1,487               779             5,788

         Fiscal Year 2000:

         Revenues from external customers         $188,800           48,190             6,064           243,054
         Intersegment product transfers              9,524               --             1,232            10,756
         EBITDA                                     29,773           (3,348)           (2,806)           23,619
         Total assets                              120,012           27,956            79,017           226,985
         Capital expenditures                        3,078              996             1,251             5,325

         Fiscal Year 1999:

         Revenues from external customers         $186,852           61,901             6,927           255,680
         Intersegment product transfers             14,514               --             1,740            16,254
         EBITDA                                     23,862            2,939            (4,274)           22,527
         Total assets                              118,701           32,648            82,235           233,584
         Capital expenditures                        5,447              920             1,893             8,260

A reconciliation of EBITDA from reportable segments to Loss before Taxes is as follows:


         (Dollars in thousands)                                Fiscal Year
                                               --------------------------------------------
                                                 2001              2000              1999
                                               --------          --------          --------
         Segment EBITDA                        $ 18,183          $ 23,619            22,527
         Less:
         Depreciation and amortization           13,346            15,316            13,635
         Other                                       --                --               140
         Interest expense                        20,734            18,663            17,805
                                               --------          --------          --------
         Loss before taxes                     $(15,897)         $(10,360)           (9,053)
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

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Sales by geographic area as follows:


         (Dollars in thousands)                  Fiscal Year
                                     --------------------------------------
                                       2001           2000           1999
                                     --------       --------       --------
         United States               $182,637       $163,484        167,508
         All foreign countries         89,884         79,570         88,172
                                     --------       --------       --------
         Total Sales                 $272,521       $243,054        255,680
                                     ========       ========       ========

CPI has a single customer that accounts for 10% or more of consolidated sales. Sales to this customer were $42.8 million, $41.3 million and $40.8 million of the Company's consolidated sales for fiscal years 2001, 2000, and 1999, respectively. A substantial majority of these sales were VED segment products, but this customer also purchased satcom equipment products.

12. RESEARCH AND DEVELOPMENT

Company-sponsored research and development costs related to both present and future products are expensed currently. Customer-sponsored research and development costs are charged to cost of sales to match revenue received. Total expenditures incurred by the Company on research and development are summarized as follows:

         (Dollars in thousands)                               CPI            Customer           Total
                                                           Sponsored         Sponsored         Incurred
                                                           ---------         ---------         --------
         52-week period ended September 28, 2001            $5,767             5,012            10,779
         52-week period ended September 29, 2000            $8,690             6,476            15,166
         52-week period ended October 1, 1999               $8,983             8,586            17,569

13. PROVISION FOR INCOME TAXES

Earnings (loss) before income taxes for domestic and non-U.S. operations is as follows:


         (Dollars in thousands)                           Fiscal Year
                                            ----------------------------------------
                                              2001            2000             1999
                                            --------        --------        --------
         Domestic                           $(10,431)       $(13,985)       $(12,017)
         Non-U.S                              (5,466)          3,625           2,964
                                            --------        --------        --------
         Total                              $(15,897)       $(10,360)         (9,053)
                                            ========        ========        ========

Income tax expense is comprised of the following:

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         (Dollars in thousands)                              Fiscal Year
                                              ---------------------------------------
                                                2001            2000           1999
                                              --------        --------       --------
         CURRENT
             U.S. federal                     $ (8,730)             --             --
             State                                  10              --             --
             Non-U.S                               310             943            605
                                              --------        --------       --------
               Total Current                    (8,410)            943            605
                                              --------        --------       --------
         DEFERRED
             U.S. federal                        9,350              --             --
             State                               2,994              --             --
             Non-U.S                              (984)            289             --
                                              --------        --------       --------
               Total Deferred                   11,360             289             --
                                              --------        --------       --------
         Income tax expense                   $  2,950           1,232            605
                                              ========        ========       ========

The significant components of the CPI's deferred tax assets and liabilities are as follows:


         (Dollars in thousands)                                      September 28,           September 29,
                                                                         2001                    2000
                                                                     -------------           -------------
         DEFERRED TAX ASSETS:
             Inventory and other reserves                              $  6,708                   6,216
             Accrued vacation                                             1,721                   1,977
             Deferred compensation and other accruals                       727                     658
             Excess purchase price                                           --                   7,309
             Foreign jurisdictions, net                                   2,953                      --
             Net operating loss and credit carryforwards                  6,928                   9,216
                                                                       --------                --------
                 Gross deferred tax assets                               19,037                  25,376
         Valuation allowance                                            (12,373)                 (6,434)
                                                                       --------                --------
                 Total deferred tax assets                                6,664                  18,942
         DEFERRED TAX LIABILITIES:
             Accelerated depreciation                                    (3,164)                 (3,217)
             Foreign jurisdictions, net                                      --                    (865)
                                                                       --------                --------
               Total deferred tax liabilities                            (3,164)                 (4,082)
                                                                       --------                --------
         Net deferred tax asset                                        $  3,500                  14,860
                                                                       ========                ========


The provision for income tax expense for fiscal year 2001 consists of current federal alternative minimum tax (AMT), the release of amounts previously accrued for potential examinations by tax authorities, and deferred income tax expense resulting from a net decrease in deferred tax assets. State and foreign income tax expense results from current income tax payables in those jurisdictions. The provision for income tax expense for the fiscal years 2000 and 1999 consists of current income tax payable in foreign jurisdictions. Although the Company has a consolidated pretax loss, most foreign operations were profitable during fiscal years 2001, 2000 and 1999.

Deferred tax assets have declined as the result of the utilization of net operating loss and credit carryforwards and amortization of capitalized research and development costs (excess purchase price). In assessing the realizability of deferred tax assets, management considers whether it is more

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at September 28, 2001. The net change in the total valuation allowance for the 52-week period ended September 28, 2001 and September 29, 2000, was an increase of $5.9 million and $1.7 million, respectively.

As of September 28, 2001, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $14.1 million and $8.7 million, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards expire beginning in 2018. State net operating loss carryforwards expire beginning in 2003.

As of September 28, 2001, the Company has foreign tax credit and AMT credit carryforwards for federal income tax purposes of $0.6 million and $92,000, and manufacturers' investment credit for California income tax purposes of approximately $0.8 million available to reduce future federal and California income taxes, respectively. Foreign tax credit carryforwards expire beginning in 2003. Federal AMT credit and California credit will carryforward indefinitely.

The Internal Revenue code of 1986 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of an "ownership change" of the corporation. The Company has not yet determined if such an ownership change has occurred. If such an ownership change has occurred, then the utilization of the net operating losses will be subject to an annual limitation in future years.

The differences between the effective income tax rate and the statutory federal income tax rate are as follows:


                                                         Fiscal Year
                                                ------------------------------
                                                2001         2000         1999
                                                ----         ----         ----
Statutory federal income tax benefit rate      (35.0)%      (35.0)%      (35.0)%
Net operating loss not utilized                   --         30.7%        39.4%
Foreign tax rate differential                    2.0%        11.9%        (7.2)%
State taxes                                     18.9%          --           --
Non-deductible expenses                         24.4%          .6%         (.8)%
Other                                            8.3%         3.7%        10.3%
                                                ----         ----         ----
    Effective tax rate                          18.6%        11.9%         6.7%
                                                ====         ====         ====

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


                                                                           Options Outstanding
                                                                    --------------------------------------
                                               Options                Number of               Weighted-
                                             Available for          Shares Under          average Exercise
                                                Grant                  Option                   Price
                                             -------------          ------------          ----------------
Authorized                                      250,000                      --                      --
Granted                                        (232,500)                232,500                $   4.00
                                               --------                --------                --------
   Balance at September 29, 2000                 17,500                 232,500                $   4.00
                                               --------                --------                --------
Granted                                         (11,300)                 11,300                $   4.00
Canceled                                          8,750                  (8,750)               $   4.00
                                               --------                --------                --------
   Balance at September 28, 2001                 14,950                 235,050                $   4.00
                                               ========                ========                ========

The per share weighted-average fair value of stock options granted during fiscal years 2001 and 2000 was $.60 and $1.00, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal years 2001 and 2000: risk-free interest rate of 4.09% in fiscal year 2001 and 5.85% in fiscal year 2000; expected life of 5 years for both years; no expected stock price volatility as the shares are not publicly traded; and a dividend yield of 0.0% in both years.

There were 57,075 options exercisable as of September 28, 2001, and no options were exercisable as of September 29, 2000. Outstanding options as of September 28, 2001 and September 29, 2000, had a weighted-average remaining contractual life of 8.75 and 9.75 years, respectively.

SFAS No. 123, "Accounting for Stock Based Compensation" requires a company to determine the fair market value of all stock-based compensation awards using an option pricing model and to disclose pro forma net income as if the resulting stock based compensation amounts were recorded in the Consolidated Statements of Operations. Had compensation cost for Holding's stock-based compensation plan been determined based on the fair value at the grant dates, consistent with the method prescribed under SFAS No. 123, Holding's fiscal years 2001 and 2000 net loss would not

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


have been materially different from the net loss reported in the accompanying Statements of Operations.

        Holding Equity Plan

In August 1995, Holding established the Holding 1995 Management Equity Plan (the "Holding Equity Plan"). Under the Holding Equity Plan participants may purchase shares of Holding Common Stock ("Management Shares") at a price determined by Holding's board of directors to be the fair market value of such Holding Common Stock on the date the participant executes an agreement to purchase the shares. Holding has reserved a total of 1,250,000 shares of Holding Common Stock for issuance under the Holding Equity Plan, 1,146,750 of which were issued to the Company's Chief Executive Officer, certain officers and key employees in fiscal year 1995. As of September 28, 2001, based on retirements and management changes, 164,828 of these Management Shares have been repurchased, and 73,000 have been resold.

15. RETIREMENT AND PROFIT SHARING PLANS

CPI provides a qualified 401(k) investment plan covering substantially all of its domestic employees and a pension contribution plan covering substantially all of its Canadian employees. The plans provide for CPI to contribute an amount based on a percentage of each participant's base pay. CPI also has a Non-Qualified Deferred Compensation Plan (the "Non-Qualified Plan") that allows eligible executives and directors to defer a portion of their compensation. Participant contributions and Company matching contributions are always 100% vested. The deferred compensation liability amounted to approximately $0.4 million as of September 28, 2001 and September 29, 2000.

Total CPI contributions to these plans were $2.7 million, $2.8 million and $2.8 million for fiscal years 2001, 2000, and 1999, respectively.

CPI's bonus program provides incentive bonuses to senior management if certain performance goals are achieved and to employees if these goals are exceeded. Such performance goals are measured based upon earnings before interest, taxes, depreciation and amortization, return on sales and asset utilization.

16. Related Party Transactions

        Sale-leaseback transaction with CPI.

On December 22, 2000, a sale-leaseback transaction related to CPI's facilities in San Carlos, California was accomplished between CPI and Holding. Holding paid CPI aggregate consideration of $23.0 million for the San Carlos real estate, consisting of $17.25 million in cash and an unsecured promissory note in the principal amount of $5.75 million maturing in nine years, with interest-only payments on a quarterly basis at the rate of 15.5% per annum, with up to 35.25% of each interest payment payable in kind, at Holding's option, by its issuance of additional notes. CPI and Holding entered into a lease of the San Carlos real property for a term of twenty (20) years on a net basis with a fixed annual rent (payable in equal monthly installments) of $2.45 million. Holding financed the cash portion of the San Carlos purchase price and its fees and expenses with respect to the

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


transaction by borrowing $18.0 million from Wells Fargo Bank, which loan matures June 1, 2002, bears interest at Prime or LIBOR plus 3.25%, and is secured on a non-recourse basis (subject to normal and customary exceptions) by the San Carlos real property. CPI realized a gain on the sale of the property of approximately $8.5 million. Intercompany accounts and transactions associated with this sale-leaseback transaction have been eliminated in consolidation.

        Outside Advisors

Holding and CPI have entered into a management services agreement to pay $0.4 million, plus out-of-pocket expenses, annually to an advisor group, which is an affiliate of Holding's majority shareholder. Certain individuals who are stockholders of the general partner of this advisor group are members of Holding's and the Company's respective Boards of Directors. The management services agreement provides management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analyses, negotiating and structuring financing and exploring expansion opportunities.

        Stockholder Loans

In connection with Holding's 1995 Management Equity Plan, certain executive officers of the Company and Holding elected to pay a portion of the purchase price for their Management Shares by Delivery of a secured promissory note to Holding. The aggregate principal amount of such Management Notes was $0.9 million as of September 28, 2001. Of this amount, $0.7 million is secured by a pledge of a portion (from 50% to 75%) of the Management Shares issued to each executive officer and is guaranteed by Varian. The balance of $0.2 million is secured by a pledge of approximately 91% of the Management Shares issued, but is not guaranteed by Varian. Outstanding principal under each type of Management Note bears interest at an annually adjustable rate equal to the "Applicable Federal Rate" in effect under Internal Revenue Code Section 1274(d) for obligations of a term equal to the then-remaining term of such note. Recourse by Holding under both types of Management Notes is limited to the Management Shares pledged to secure the applicable note. The first payments on these promissory notes were required to be made on August 11, 2000. No such payments have been made, and the Company is reviewing its options with respect to these notes.

17. GUARANTEES

Holding has guaranteed CPI's senior debt obligations. Other than the transactions associated with the San Carlos real estate purchase and related financing and leaseback arrangements, the consolidated balance sheets of Holding as of September 28, 2001 and September 29, 2000 are substantially identical to that of CPI.

                        COMMUNICATIONS & POWER INDUSTRIES
                               HOLDING CORPORATION
                                and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


18.  Quarterly Financial Data (Unaudited)


                                                        (Dollars in thousands)
                 ----------------------------------------------------------------------------------------------------------
                 Sept. 28,     June 29,      Mar. 30,      Dec. 29,      Sept. 29,     June 30,      Mar. 31,      Dec. 31,
Quarter Ended      2001          2001          2001          2000          2000          2000          2000          1999
                 --------      --------      --------      --------      --------      --------      --------      --------
Sales            $ 72,851      $ 72,724      $ 66,570      $ 60,376      $ 61,357      $ 66,367      $ 60,340      $ 54,990
Gross profit     $  8,115      $ 15,653      $ 12,623      $ 12,798      $ 12,381      $ 16,473      $ 13,300      $ 12,152
Net loss         $(10,733)     $ (1,873)     $ (3,836)     $ (2,405)     $ (4,730)     $   (586)     $ (3,153)     $ (3,123)

                    COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries

     (A wholly owned subsidiary of Communications & Power Industries Holding
                                  Corporation)


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Communications & Power Industries, Inc.:


We have audited the accompanying consolidated balance sheets of Communications & Power Industries, Inc. (a wholly owned subsidiary of Communications & Power Industries Holding Corporation) and subsidiaries (CPI) as of September 28, 2001 and September 29, 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the 52-week periods ended September 28, 2001, September 29, 2000, and October 1, 1999. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of CPI's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Communications & Power Industries, Inc. and subsidiaries as of September 28, 2001 and September 29, 2000, and the results of their operations and their cash flows for the 52-week periods ended September 28, 2001, September 29, 2000, and October 1, 1999, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                      /s/  KPMG LLP

Mountain View, California
December 7, 2001

                    COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
     (A wholly owned subsidiary of Communications & Power Industries Holding
                                  Corporation)

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                                                 September 28,      September 29,
                                                                                                     2001                2000
                                                                                                 -------------      -------------
                                     ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                                   $   2,903               4,766
      Accounts receivable, net                                                                       46,738              42,434
      Inventories                                                                                    57,678              63,949
      Deferred taxes                                                                                  3,500               6,972
      Other current assets                                                                            2,241               1,603
                                                                                                  ---------           ---------
          Total current assets                                                                      113,060             119,724
Property, plant, and equipment, net                                                                  48,672              68,656
Goodwill and other intangibles, net                                                                  23,452              26,090
Debt issue costs, net                                                                                 4,715               4,627
Note receivable from parent                                                                           5,750                  --
Deferred taxes                                                                                           --               7,888
                                                                                                  ---------           ---------
          Total assets                                                                            $ 195,649             226,985
                                                                                                  =========           =========

LIABILITIES, SENIOR REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Revolving credit facility                                                                   $  21,293              39,800
      Current portion of term loans                                                                      --               6,012
      Current portion of capital leases                                                                 919                 960
      Accounts payable                                                                               15,175              18,462
      Accrued expenses                                                                               18,196              16,903
      Product warranty                                                                                4,225               2,978
      Income taxes payable                                                                              407               9,518
      Accrued dividends payable                                                                       4,387                  --
      Advance payments from customers                                                                 9,193               5,210
                                                                                                  ---------           ---------
          Total current liabilities                                                                  73,795              99,843
Senior term loans                                                                                    20,000              10,000
Senior subordinated notes                                                                           100,000             100,000
Deferred income on sale-leaseback                                                                     7,735                  --
Obligations under capital leases                                                                         90                 895
                                                                                                  ---------           ---------
          Total liabilities                                                                         201,620             210,738
                                                                                                  ---------           ---------
SENIOR REDEEMABLE PREFERRED STOCK ($.01 par value, 325,000 shares authorized;
      297,346 shares issued and outstanding as of 2001 and 2000, respectively,
      liquidation preference $100 per share)                                                         28,479              28,265
                                                                                                  ---------           ---------
Commitments and contingencies

STOCKHOLDERS' DEFICIT
      Junior Preferred Stock ($.01 par value, 525,000 shares authorized; 227,475 and 198,232 shares issued and outstanding as of 2001
          and 2000, respectively, liquidation preference $100 per share)                                  2                   2
      Common stock ($.01 par value, 400,000 shares authorized; 1 share
          issued and outstanding as of 2001 and 2000)                                                    --                  --
      Additional paid-in capital                                                                     41,252              38,328
      Accumulated deficit                                                                           (74,523)            (49,215)
      Stockholder loan                                                                               (1,181)             (1,133)
                                                                                                  ---------           ---------
          Net stockholders' deficit                                                                 (34,450)            (12,018)
                                                                                                  ---------           ---------
          Total liabilities, senior redeemable preferred stock and stockholders' deficit          $ 195,649             226,985
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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
     (A wholly owned subsidiary of Communications & Power Industries Holding
                                  Corporation)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)



                                                   52-Week              52-Week                52-Week
                                                 period ended         period ended           period ended
                                                 September 28,        September 29,           October 1,
                                                     2001                  2000                  1999
                                                 -------------        -------------          ------------
Sales                                             $ 272,521               243,054               255,680
Cost of sales                                       223,332               188,748               199,638
                                                  ---------             ---------             ---------
Gross profit                                         49,189                54,306                56,042
                                                  ---------             ---------             ---------
Operating costs and expenses:
      Research and development                        5,767                 8,690                 8,983
      Selling and marketing                          17,544                18,524                19,590
      General and administrative                     21,935                18,253                18,206
                                                  ---------             ---------             ---------
Total operating costs and expenses                   45,246                45,467                46,779
                                                  ---------             ---------             ---------
Operating income                                      3,943                 8,839                 9,263
Foreign currency loss                                  (130)                 (536)                 (511)
Interest expense                                     18,646                18,663                17,805
                                                  ---------             ---------             ---------
Loss before taxes                                   (14,833)              (10,360)               (9,053)
Income tax expense                                    2,950                 1,232                   605
                                                  ---------             ---------             ---------
Net loss                                            (17,783)              (11,592)               (9,658)

Preferred dividends:
     Senior Redeemable Preferred Stock                4,387                 3,822                 3,331
     Junior Preferred Stock                           2,924                 2,548                 2,222
                                                  ---------             ---------             ---------
Net loss attributable to common stock             $ (25,094)              (17,962)              (15,211)
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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
     (A wholly owned subsidiary of Communications & Power Industries Holding
                                  Corporation)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (in thousands, except share data)


                                                                                                                        Total
                                                Junior                   Additional                                  Stockholders'
                                               Preferred       Common      Paid-in      Accumulated    Stockholder      Equity
                                                 Stock         Stock       Capital        Deficit         Loans        (Deficit)
                                               ---------      --------   ----------     -----------    -----------   -------------
Balances, October 2, 1998                      $      1             --      33,582        (15,614)        (1,057)        16,912
                                               ========       ========    ========       ========       ========       ========
Amortization of discount and issue costs
     on Senior Redeemable Preferred Stock                                                    (214)                         (214)
Payment of dividends on Senior
     Redeemable Preferred Stock                                                            (3,331)                       (3,331)
Payment of dividends on Junior
     Preferred Stock                                  1                      2,221         (2,222)                           --
Net loss                                                                                   (9,658)                       (9,658)
Interest accrued on stockholder loan                                                                         (49)           (49)
                                               --------       --------    --------       --------       --------       --------
Balances, October 1, 1999                      $      2             --      35,803        (31,039)        (1,106)         3,660
                                               ========       ========    ========       ========       ========       ========
Amortization of discount and issue costs
     on Senior Redeemable Preferred Stock                                                    (214)                         (214)
Payment of dividends on Senior
     Redeemable Preferred Stock                                                            (3,822)                       (3,822)
Payment of dividends on Junior
     Preferred Stock                                                         2,548         (2,548)                           --
Net loss                                                                                  (11,592)                      (11,592)
Repayment of stockholder loan                                                                                 20             20
Interest accrued on stockholder loan                                                                         (47)           (47)
Purchase of Treasury Stock                                                     (23)                                         (23)
                                               --------       --------    --------       --------       --------       --------
Balances, September 29, 2000                   $      2             --      38,328        (49,215)        (1,133)       (12,018)
                                               ========       ========    ========       ========       ========       ========

Amortization of discount and issue costs
     on Senior Redeemable Preferred Stock                                                    (214)                         (214)
Dividends on Senior Redeemable
     Preferred Stock                                                                       (4,387)                       (4,387)
Payment of dividends on Junior
     Preferred Stock                                                         2,924         (2,924)                           --
Net loss                                                                                  (17,783)                      (17,783)
Interest accrued on stockholder loan                                                                         (48)           (48)
                                               --------       --------    --------       --------       --------       --------
Balances, September 28, 2001                   $      2             --      41,252        (74,523)        (1,181)       (34,450)
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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
     (A wholly owned subsidiary of Communications & Power Industries Holding
                                  Corporation)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                       52-Week             52-Week               52-Week
                                                                     period ended         period ended          period ended
                                                                     September 28,        September 29,         October 1,
                                                                         2001                 2000                  1999
                                                                     ------------         ------------          ------------
OPERATING ACTIVITIES
        Net cash provided by operating activities                      $  1,953                9,897                6,282
                                                                       --------             --------             --------
INVESTING ACTIVITIES
        Proceeds from sale of property to parent                         17,250                   --                   --
        Proceeds from sale of
             property, plant and equipment                                1,944                   --                   54
        Purchase of property, plant, and equipment                       (5,788)              (5,325)              (8,260)
        Purchase of net current assets in connection
             with acquisitions                                               --                   --               (1,861)
        Purchase of property and equipment in connection
             with acquisitions                                               --                   --                 (523)
        Purchase of intangible assets in connection
             with acquisitions                                               --                   --               (6,526)
                                                                       --------             --------             --------
        Net cash provided by (used in) investing activities              13,406               (5,325)             (17,116)
                                                                       --------             --------             --------
FINANCING ACTIVITIES
        Repayments on capital leases                                       (960)                (855)                (688)
        Payment of debt issue costs                                      (1,743)                  --                   --
        Repayment of terminated revolving credit facility               (40,000)                  --                   --
        Net Proceeds from revolving credit facility                      21,530                4,800               21,700
        Repayments of terminated senior term loans                      (16,049)              (7,995)              (6,379)
        Proceeds from senior term loans                                  20,000                   --                   --
        Purchases of treasury stock                                          --                  (23)                  --
        Proceeds from stockholder loan                                       --                   20                   --
                                                                       --------             --------             --------
        Net cash (used in) provided by financing activities             (17,222)              (4,053)              14,633
                                                                       --------             --------             --------
NET (DECREASE) INCREASE IN
   CASH AND CASH EQUIVALENTS                                             (1,863)                 519                3,799
        Cash and cash equivalents at beginning of period                  4,766                4,247                  448
                                                                       --------             --------             --------
        Cash and cash equivalents at end of period                     $  2,903                4,766                4,247
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

                    COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
     (A wholly owned subsidiary of Communications & Power Industries Holding
                                  Corporation)


                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (in thousands)


                                                                   52-Week              52-Week               52-Week
                                                                 period ended         period ended          period ended
                                                                 September 28,        September 29,          October 1,
                                                                     2001                 2000                 1999
                                                                 ------------         ------------          ------------
DETAIL OF NET CASH PROVIDED
     BY OPERATING ACTIVITIES

Net loss                                                           $(17,783)             (11,592)              (9,658)
Adjustments to reconcile net loss to
     net cash provided by operating activities:
        Depreciation                                                 10,210               12,682               10,851
        Amortization of deferred debt issue costs                     1,655                1,288                1,209
        Amortization of goodwill and intangibles                      2,638                2,634                2,784
        Allowance for doubtful accounts                                (362)                (346)                 507
        Gain on sale of property to parent                             (317)                  --                   --
        Deferred taxes                                               11,360                  289                   --
        Interest accrued on stockholder loan                            (48)                 (47)                 (49)
        Net (gains) losses on the disposition of assets                (792)                 212                   61
        Changes in operating assets and liabilities:
             Accounts receivable                                     (3,942)               7,508                  382
             Inventories                                              6,271              (11,423)               1,752
             Other current assets                                      (638)                 (79)                  17
             Accounts payable                                        (3,287)               4,940                   72
             Accrued expenses                                           869                  414                  601
             Product warranty                                         1,247                 (597)                (169)
             Income tax payable                                      (9,111)                 540               (1,281)
             Advance payments from customers                          3,983                3,474                 (797)
                                                                   --------             --------             --------
Net cash provided by operating activities                          $  1,953                9,897                6,282
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

     Liquidity

The Company's parent has short-term mortgage financing debt of $18.0 million with Wells Fargo Bank that expires on June 1, 2002. Management expects that cash to be generated by operations and borrowing under its Credit Facility in conjunction with either extending or finding alternative collateral-based financing by June 1, 2002 will allow it to meet the mortgage obligation.

In addition, the Company's parent recently received a bid for its property in San Carlos for an amount in excess of its existing mortgage which would allow the Company to continue to operate on this property on a leaseback basis for a sufficient period of time that was in excess of the existing mortgage financing. Although this specific bid was turned down, the Company believes this is a viable alternative if necessary to meet cash requirements in the future.

                     COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
                          (A wholly owned subsidiary of
             Communications & Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

There can be no assurance that the combination of cash generated by operations, borrowing availability from the Company's Credit Facility and additional collateral-based financing will be sufficient to meet the Company's cash requirements. If the Company is unable to satisfy such cash requirements from these sources, the Company will adopt one or more alternatives, such as reducing or delaying capital expenditures, reducing discretionary costs, negotiating an increase to the Company's borrowing capacity under its line of credit, and selling and leasing back the facility in San Carlos, California, owned by its parent, in a transaction with a third party.

     Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

     Revenue Recognition

Sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. The Company's products are generally subject to warranties, and the Company provides for the estimated future costs of repair, replacement or customer accommodation in costs of sales.

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

Gains and losses resulting from the disposition of assets (property, plant and equipment) are reported on a net basis in the caption "General and administrative" on the Consolidated Statements of Operations. Net gains (losses) on the disposition of assets were $0.8 million, ($0.2) million and ($61,000) for fiscal years 2001, 2000 and 1999, respectively.

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

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The Company assesses the recoverability of the carrying amount of goodwill by determining whether the carrying amount of goodwill can be recovered through undiscounted net cash flows of the acquired operation over the remaining amortization period. If determined to be impaired, the carrying amount is reduced to its estimated fair value which is based on an estimate of discounted future net cash flows. Goodwill is being amortized on a straight-line basis over estimated useful lives ranging from 15 to 25 years. Accumulated amortization was $11.6 million and $9.0 million as of September 28, 2001 and September 29, 2000, respectively.

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

     Product Warranty

CPI's products are generally warranted for a variety of periods, typically one to three years or a predetermined product usage life. A provision for estimated future costs of repair, replacement or customer accommodations are reflected in the accompanying consolidated financial statements.

                     COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
                          (A wholly owned subsidiary of
             Communications & Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     Environmental Liabilities

Liabilities for environmental expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. There were no environmental liabilities established by CPI during fiscal years 2001, 2000 nor 1999. Varian retained the environmental liabilities existing at the time CPI acquired substantially all of the assets of Varian's Electron Device business in August 1995.

     Deferred Debt Issue Costs

Costs incurred related to the issuance of CPI's long-term debt and other credit facilities are capitalized and amortized over the estimated time the obligations are expected to be outstanding using the effective interest method. The amortization period used for the deferred costs associated with the term loan, revolving credit facility, and the Senior Subordinated Notes is 2 years, 4 years and 10 years, respectively.

     Senior Redeemable Preferred Stock

CPI's Senior Redeemable Preferred Stock was issued in units with an aggregate of 10,500 shares of common stock of Holding. The fair value of the shares of Holding's common stock issued, and the issue costs associated with the issuance of the Senior Redeemable Preferred Stock, have been reflected as a reduction of the Senior Redeemable Preferred Stock issued and is being amortized via a charge to accumulated deficit over the period until mandatory redemption, 12 years, using the straight-line method.

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

     Business Risks and Credit Concentrations

Defense-related applications such as certain radar, electronic countermeasures and military communications constitute a significant portion of the Company's sales. Companies engaged in supplying defense-related equipment and services to government agencies are subject to certain business risks peculiar to that industry. Sales to the government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad, and other factors.

                     COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
                          (A wholly owned subsidiary of
             Communications & Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     Foreign Currency Translation

The functional currency of CPI's foreign subsidiaries is the U.S. dollar. Gains or losses resulting from the translation into U.S. dollars of amounts denominated in foreign currencies are included in the determination of net loss.

     Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, revolving credit facility, term loans, mortgage financing and long-term debt. The carrying value of CPI's cash and cash equivalents, accounts receivable, accounts payable, revolving credit facility and term loans approximate their fair values due to the relatively short period to maturity of the instruments. The fair value of CPI's Senior Subordinated Notes as of November 15, 2001, based on quoted market prices or pricing models using current market rates, has been quoted at a level of 47.00 (100.00 is face value).

     Comprehensive Income

The Company has no components of other comprehensive income (loss) and, accordingly, comprehensive loss is the same as reported net loss for all periods presented.

3. BALANCE SHEET COMPONENTS

     Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts of $0.4 million and $0.8 million as of September 28, 2001 and September 29, 2000, respectively.

     Inventories

Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:

                                                     September 28,      September 29,
(Dollars in thousands)                                   2001               2000
                                                     -------------      -------------
Raw materials and parts                                 $40,776            46,859
Work in process                                          14,874            14,731
Finished goods                                            2,028             2,359
                                                        -------            ------
Total inventories                                       $57,678            63,949
                                                        =======            ======

     Property, Plant, and Equipment

The main components of property, plant, and equipment are as follows:

                     COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
                          (A wholly owned subsidiary of
             Communications & Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                                                  September 28,     September 29,
(Dollars in thousands)                                 2001              2000
                                                  -------------     -------------
Land and land leaseholds                            $  27,109         $  36,655
Buildings                                              13,771            21,117
Machinery and equipment                                55,158            52,801
Leased equipment                                        3,914             4,102
Construction in progress                                1,540               672
                                                    ---------         ---------
Subtotal                                              101,492           115,347
Less accumulated depreciation
        and amortization                              (52,820)          (46,691)
                                                    ---------         ---------
Net property, plant and equipment                   $  48,672         $  68,656
                                                    =========         =========

Accumulated amortization of equipment under capital lease arrangements was $2.8 million and $2.0 million as of September 28, 2001 and September 29, 2000, respectively, and related amortization expense is included in depreciation expense on the statement of cash flows.

     Accrued Expenses

Accrued expenses are comprised of the following:

                                                 September 28,     September 29,
(Dollars in thousands)                               2001             2000
                                                 -------------     -------------
Taxes                                               $ 1,360            1,147
Payroll and employee benefits                        10,303           10,149
Accrued interest                                      2,667            3,216
Other                                                 3,866            2,391
                                                    -------           ------
Total accrued expenses                              $18,196           16,903
                                                    =======           ======

4. CREDIT FACILITY

On December 22, 2000, the Company terminated the previous credit agreement and replaced it with a $61.0 million secured credit facility ("Credit Facility"). This new facility consists of a $41.0 million revolving line of credit, with a sub-facility of $10.0 million for letters of credit, which expires December 22, 2004, and a $20.0 million term loan, which expires December 22, 2002. The Credit Facility is secured by substantially all of the assets of CPI and is guaranteed by Holding and all of CPI's subsidiaries. Availability under the Credit Facility is based upon eligible receivables, machinery and equipment and certain real estate. As of September 28, 2001, CPI had $15.4 million available under the revolving line of credit.

The revolving line of credit provides for borrowings that will bear interest at a rate equal to LIBOR plus 3.25% per annum or Prime plus 1.75% per annum. The term loan provides for borrowings that

                     COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
                          (A wholly owned subsidiary of
             Communications & Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

will bear interest at a rate equal to Prime plus 5.50% per annum. Additionally, the terms of the Credit Facility require the Company to maintain certain financial covenants and limit the payment of cash dividends on the Senior and Junior Preferred Stock. In addition to customary fronting and other fees, CPI will pay a fee equal to 1.25% per annum on outstanding but undrawn amounts of letters of credit; and additionally CPI will pay customary collateral management fees and a commitment fee of 0.375% per annum on unused facilities under the Credit Facility.

5.  SENIOR SUBORDINATED NOTES

The $100 million principal amount of Senior Subordinated Notes ("Notes") mature in 2005 and bear interest at 12% per annum, payable semiannually. The payment of principal of, premium and interest on, and other obligations evidenced by the Notes is subordinated in right of payment, as set forth in the indenture governing the Notes (the "Indenture"), to the prior payment in full of all senior indebtedness (as defined), including indebtedness under the credit facility, whether outstanding on the date of the Indenture or thereafter incurred. CPI's payment obligations under the Notes are jointly and severally guaranteed by Holding and CPI's subsidiaries.

The Notes are subject to redemption at the option of CPI, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, thereon to the applicable redemption date, if redeemed during the 12-month period beginning on August 1 of the years indicated as follows:

                         Year                   Percentage
                         ----                   ----------
                         2002                      103.0%
                         2003                      101.5%
                 2004 and thereafter               100.0%

Upon the occurrence of a change of control, each holder of Notes will have the right to require CPI to offer to repurchase all or any part of such holder's Notes. The Credit Facility currently prohibits CPI from making such an offer. In addition, the Indenture covering the Notes provides for various restrictions, including restrictions on mergers or the sales of CPI's assets, dividend payments, purchase, redemption, acquisition or retirement of equity interests of CPI or its affiliates, principal payment on any indebtedness of CPI or guarantors that is subordinated to the Notes, the incurrence of certain indebtedness, or the making of any restricted investment, as defined.

6. SENIOR REDEEMABLE PREFERRED STOCK

CPI is authorized to issue up to 325,000 shares of nonvoting Series B 14% Senior Redeemable Exchangeable Cumulative Preferred Stock (the "Senior Preferred Stock") due 2007, including shares of Senior Preferred Stock which may be used to pay dividends on the Senior Preferred Stock if CPI so elects. Dividends on the Senior Preferred Stock accrue at the rate of 14% per annum and are payable quarterly, commencing on November 1, 1995. Beginning August 1, 2000, dividends may be paid only in cash.

                     COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
                          (A wholly owned subsidiary of
             Communications & Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

For the year ending September 28, 2001, $4.4 million of cash dividends were accrued for payment on Senior Preferred Stock. In addition, at a value of $100 per share, CPI paid preferred dividends on its Senior Preferred Stock through the issuance of 38,226 and 33,312 shares for fiscal years 2000 and 1999, respectively.

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

CPI may, at its option, on any dividend payment date, exchange all, but not less than all, of the outstanding shares of Senior Preferred Stock into 14% Junior Subordinated Notes (the "Exchange Notes") due 2007, so long as such exchange is permitted by the Credit Facility and the Indenture, in an aggregate principal amount not to exceed the aggregate liquidation preference, plus accumulated and unpaid dividends on the date of exchange. The Exchange Notes will be general unsecured obligations of CPI and will be subordinated to all existing and future senior indebtedness of CPI, including indebtedness under the Credit Facility and the Indenture. Except for terms relating to these subordination provisions, payment of interest on a quarterly basis, optional redemption and the date on which repayment is mandatory (all of which terms would be similar to the terms of Senior Preferred Stock), the terms of the Exchange Notes will be generally identical to the Notes.

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

At a value of $100 per share, CPI paid preferred dividends on its Junior Preferred Stock through the issuance of 29,243, 25,484, and 22,208 shares for fiscal years 2001, 2000, and 1999, respectively.

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

8. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $18.2 million, $16.7 million and $16.6 million in fiscal years 2001, 2000, and 1999, respectively. Cash paid (refunded) for taxes was $0.6 million, $(32,000), and $1.8 million in fiscal years 2001, 2000, and 1999, respectively.

Non-cash financing activities included the following: Dividends on Senior Redeemable Preferred Stock included $4.4 million of accrued but unpaid preferred dividends in fiscal year 2001 and the issuance of 38,226 and 33,312 shares of Senior Redeemable Preferred Stock in fiscal years 2000 and 1999, respectively. Preferred stock dividends on Junior Preferred Stock was through the issuance of 29,243, 25,484, and 22,208 shares of Junior Preferred Stock during fiscal years 2001, 2000, and 1999, respectively. Amortization of discount and issue costs on the Senior Redeemable Preferred Stock was $0.2 million for each of the fiscal years 2001, 2000, and 1999. Equipment of $0.1 million and $0.3 million was acquired under capital leases for fiscal years 2001 and 1999, respectively; no equipment was acquired under capital leases for fiscal year 2000.

9. LEASES

At September 28, 2001, CPI was committed to minimum rentals under non-cancelable operating lease agreements primarily for land and facility space. CPI also leases certain computer and telephone equipment under capital leases that expire in 2004. As collateral for these capital leases, CPI has issued letters of credit totaling $0.6 million. As noted in Note 15 -- Related Party Transactions, on December 22, 2000, CPI and Holding entered into an operating lease of the San Carlos real property for a term of twenty (20) years on a net basis with a fixed annual rent (payable in equal monthly installments) of $2.45 million.

A summary of future minimum lease payments (in thousands) follows:

                     COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
                          (A wholly owned subsidiary of
             Communications & Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                                                         Capital     Operating     Sublease
Fiscal Year                                               Leases        Leases       Income
-----------                                              -------      --------     --------
2002                                                      $  971        3,604        1,042
2003                                                          76        3,043          112
2004                                                          19        2,880            6
2005                                                          --        2,744           --
2006                                                          --        2,458           --
Later years                                                   --       34,913           --
                                                          ------       ------        -----
Total future minimum lease payments                        1,066       49,642        1,142
                                                                       ======        =====
Less amount representing interest, sales tax
  and additional obligation                                   57
                                                          ------
Present value of future minimum lease payments             1,009

Less current portion of obligations under
  capital leases                                             919
                                                          ------
Obligations under capital leases, less current
  portion                                                 $   90
                                                          ======

Real estate taxes, insurance, and maintenance are also obligations of CPI. Rental expense under non-cancelable operating leases amounted to $3.0 million, $1.0 million, and $0.9 million for fiscal years 2001, 2000, and 1999, respectively.

10. CONTINGENCIES

The amount of outstanding letters of credit provided for under CPI's Credit Facility was $4.3 million as of September 28, 2001. These outstanding obligations are comprised of the following: $2.9 million related to eleven performance bond guarantees, $0.6 million to two lenders related to capital lease arrangements and $0.8 million to various other beneficiaries related primarily to insurance and service contracts.

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

The Company's acquisition agreement with Varian provides for Varian's retention of liability arising out of investigative and remedial action and environmental claims for conditions existing as of the closing date at the above-referenced facilities. Accordingly, based on information currently available, management believes that the costs of these matters are not likely to have a material adverse effect on the Company's consolidated financial position or results of operations.

From time to time, CPI may be subject to other claims that arise in the ordinary course of business. In the opinion of management, as of September 28, 2001, all such matters involve amounts which would not have a material adverse effect on the Company's consolidated financial position if unfavorably resolved.

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


                                                    Satcom
(Dollars in thousands)                  VEDs       Equipment        Other          Total
                                      --------     ---------       --------       --------
Fiscal Year 2001:

Revenues from external customers      $203,656        64,819          4,046        272,521
Intersegment product transfers          20,081            --          1,432         21,513
EBITDA                                  29,183        (4,046)        (8,476)        16,661
Total Assets                           109,684        33,015         52,950        195,649
Capital Expenditures                     3,522         1,487            779          5,788

Fiscal Year 2000:

Revenues from external customers      $188,800        48,190          6,064        243,054
Intersegment product transfers           9,524            --          1,232         10,756
EBITDA                                  29,773        (3,348)        (2,806)        23,619
Total Assets                           120,012        27,956         79,017        226,985
Capital Expenditures                     3,078           996          1,251          5,325

Fiscal Year 1999:

Revenues from external customers      $186,852        61,901          6,927        255,680
Intersegment product transfers          14,514            --          1,740         16,254
EBITDA                                  23,862         2,939         (4,274)        22,527
Total Assets                           118,701        32,648         82,235        233,584
Capital Expenditures                     5,447           920          1,893          8,260

A reconciliation of EBITDA from reportable segments to Loss before Taxes is as follows:

                                                       Fiscal Year
                                         ---------------------------------------
(Dollars in thousands)                     2001           2000           1999
                                         --------        -------        -------
Segment EBITDA                           $ 16,661         23,619         22,527
Less:
Depreciation and amortization              12,848         15,316         13,635
Other                                          --             --            140
Interest expense                           18,646         18,663         17,805
                                         --------        -------        -------
Loss before taxes                        $(14,833)       (10,360)        (9,053)
                                         ========        =======        =======

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

Sales by geographic area are as follows:

                                                      Fiscal Year
                                       -----------------------------------------
(Dollars in thousands)                   2001             2000            1999
                                       --------         --------         -------
United States                          $182,637         $163,484         167,508
All foreign countries                    89,884           79,570          88,172
                                       --------         --------         -------
Total Sales                            $272,521         $243,054         255,680
                                       ========         ========         =======

CPI has a single customer that accounts for 10% or more of consolidated sales. Sales to this customer were $42.8 million, $41.3 million, and $40.8 million of the Company's consolidated sales for fiscal years 2001, 2000, and 1999, respectively. A substantial majority of these sales were VED segment products, but this customer also purchased satcom equipment products.

12. RESEARCH AND DEVELOPMENT

CPI-sponsored research and development costs related to both present and future products are expensed currently. Customer-sponsored research and development costs are charged to cost of sales to match revenue received. Total expenditures incurred by CPI on research and development are summarized as follows:

                                                     CPI       Customer      Total
(Dollars in thousands)                            Sponsored   Sponsored    Incurred
                                                  ---------   ---------    --------
52-week period ended September 28, 2001             $5,767       5,012      10,779
52-week period ended September 29, 2000             $8,690       6,476      15,166
52-week period ended October 1, 1999                $8,983       8,586      17,569

13. PROVISION FOR INCOME TAXES

Earnings (loss) before income taxes for domestic and non-U.S. operations is as follows:

                                                        Fiscal Year
                                            ------------------------------------
(Dollars in thousands)                        2001          2000          1999
                                            --------       -------       -------
Domestic                                    $ (9,367)      (13,985)      (12,017)
Non-U.S                                       (5,466)        3,625         2,964
                                            --------       -------       -------
Total                                       $(14,833)      (10,360)       (9,053)
                                            ========       =======       =======

                     COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
                          (A wholly owned subsidiary of
             Communications & Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Income tax expense is comprised of the following:

                                                         Fiscal Year
                                             -----------------------------------
(Dollars in thousands)                         2001            2000         1999
                                             --------          -----        ----
CURRENT
    U.S. federal                             $ (8,730)            --          --
    State                                          10             --          --
    Non-U.S                                       310            943         605
                                             --------          -----         ---
      Total Current                            (8,410)           943         605
                                             --------          -----         ---
DEFERRED
    U.S. federal                                9,350             --          --
    State                                       2,994             --          --
    Non-U.S                                      (984)           289          --
                                             --------          -----         ---
      Total Deferred                           11,360            289          --
                                             --------          -----         ---
Income tax expense                           $  2,950          1,232         605
                                             ========          =====         ===

     The significant components of the CPI's deferred tax assets and liabilities are as follows:

                                                           September 28,    September 29,
(Dollars in thousands)                                         2001              2000
                                                           -------------    -------------
DEFERRED TAX ASSETS:
    Inventory and other reserves                             $  6,708             6,216
    Accrued vacation                                            1,721             1,977
    Deferred compensation and other accruals                      727               658
    Excess purchase price                                          --             7,309
    Foreign jurisdictions, net                                  2,953                --
    Net operating loss and credit carryforwards                 6,498             9,216
                                                             --------           -------
        Gross deferred tax assets                              18,607            25,376
    Valuation allowance                                       (11,943)           (6,434)
                                                             --------           -------
        Total deferred tax assets                               6,664            18,942
DEFERRED TAX LIABILITIES:
    Accelerated depreciation                                   (3,164)           (3,217)
    Foreign jurisdictions, net                                     --              (865)
                                                             --------           -------
        Total deferred tax liabilities                         (3,164)           (4,082)
                                                             --------           -------
Net deferred tax asset                                       $  3,500            14,860
                                                             ========           =======

The provision for income tax expense for fiscal year 2001 consists of current federal alternative minimum tax (AMT), the release of amounts previously accrued for potential examinations by tax authorities, and deferred income tax expense resulting from a net decrease in deferred tax assets. State and foreign income tax expense results from current income tax payables in those jurisdictions. The provision for income tax expense for the fiscal years 2000 and 1999 consists of current income tax payable in foreign jurisdictions. Although the Company has a consolidated pretax loss, most foreign operations were profitable during fiscal years 2001, 2000 and 1999.

                     COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
                          (A wholly owned subsidiary of
             Communications & Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Deferred tax assets have declined as the result of the utilization of net operating loss and credit carryforwards and amortization of capitalized research and development costs (excess purchase price). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at September 28, 2001. The net change in the total valuation allowance for the 52-week period ended September 28, 2001 and September 29, 2000 was an increase of $5.5 million and $1.7 million, respectively.

As of September 28, 2001, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $13.1 million and $8.4 million, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards expire beginning in 2018. State net operating loss carryforwards expire beginning in 2003.

As of September 28, 2001, the Company has foreign tax credit and AMT credit carryforwards for federal income tax purposes of $0.6 million and $92,000; and manufacturers' investment credit for California income tax purposes of approximately $0.8 million available to reduce future federal and California income taxes, respectively. Foreign tax credit carryforwards expire beginning in 2003. Federal AMT credit and California credit will carryforward indefinitely.

The Internal Revenue code of 1986 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of an "ownership change" of the corporation. The Company has not yet determined if such an ownership change has occurred. If such an ownership change has occurred, then the utilization of the net operating losses will be subject to an annual limitation in future years.

The differences between the effective income tax rate and the statutory federal income tax rate are as follows:

                                                         Fiscal Year
                                                ------------------------------
                                                 2001        2000        1999
                                                ------      ------      ------
Statutory federal income tax benefit rate        (35.0%)     (35.0%)     (35.0%)
Net operating loss not utilized                     --        30.7%       39.4%
Foreign tax rate differential                      2.2%       11.9%       (7.2%)
State taxes                                       20.2%         --          --
Non-deductible expenses                           26.1%         .6%        (.8%)
Other                                              6.4%        3.7%       10.3%
                                                ------      ------      ------
    Effective tax rate                            19.9%       11.9%        6.7%
                                                ======      ======      ======

                     COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
                          (A wholly owned subsidiary of
             Communications & Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

14. RETIREMENT AND PROFIT SHARING PLANS

CPI provides a qualified 401(k) investment plan covering substantially all of its domestic employees and a pension contribution plan covering substantially all of its Canadian employees. The plans provide for CPI to contribute an amount based on a percentage of each participant's base pay. CPI also has a Non-Qualified Deferred Compensation Plan (the "Non-Qualified Plan") that allows eligible executives and directors to defer a portion of their compensation. Participant contributions and CPI matching contributions to the Non-Qualified Plan are always 100% vested. The deferred compensation liability amounted to approximately $0.4 million as of September 28, 2001 and September 29, 2000.

Total CPI contributions to these plans were $2.7 million, $2.8 million and $2.8 million for fiscal years 2001, 2000, and 1999, respectively.

CPI's bonus program provides incentive bonuses to senior management if certain performance goals are achieved and to employees if these goals are exceeded. Such performance goals are measured based upon earnings before interest, taxes, depreciation and amortization, return on sales and asset utilization.

15. RELATED PARTY TRANSACTIONS

     Sale-leaseback transaction with Holding

On December 22, 2000, a sale-leaseback transaction related to CPI's facilities in San Carlos, California was accomplished between CPI and Holding. Holding paid CPI aggregate consideration of $23.0 million for the San Carlos real estate, consisting of $17.25 million in cash and an unsecured promissory note in the principal amount of $5.75 million maturing in nine years, with interest-only payments on a quarterly basis at the rate of 15.5% per annum, with up to 35.25% of each interest payment payable in kind, at Holding's option, by its issuance of additional notes. CPI and Holding entered into a lease of the San Carlos real property for a term of twenty (20) years on a net basis with a fixed annual rent (payable in equal monthly installments) of $2.45 million. Holding financed the cash portion of the San Carlos purchase price and its fees and expenses with respect to the transaction by borrowing $18.0 million from Wells Fargo Bank, which loan matures June 1, 2002, bears interest at Prime or LIBOR plus 3.25%, and is secured on a non-recourse basis (subject to normal and customary exceptions) by the San Carlos real property. CPI realized a gain on the sale of the property of approximately $8.5 million which is being recognized as income over the 20 year term of the lease.

     Holding Summary

CPI's related party transactions with Holding consist of the following (in thousands);

                     COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
                          (A wholly owned subsidiary of
             Communications & Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                   September 28,     September 29,
                                                       2001              2000
                                                   -------------     -------------
Note receivable from parent                           $5,750                --
Accounts payable to parent                            $  446                --
Deferred income on sale-leaseback
        Current portion                               $  425                --
        Deferred portion                              $7,735                --
Shareholder loan                                      $1,181            $1,133

                                                             Fiscal Year
                                                      ------------------------
                                                       2001              2000
                                                      ------            ------
Rent expense                                          $1,838                --
Interest income on note receivable                    $  690                --
Interest income on shareholder loan                   $   48            $   47
Realized gain on sale of property                     $  317                --

     Stockholder Loans

In connection with Holding's 1995 Management Equity Plan, certain executive officers of CPI and Holding elected to pay a portion of the purchase price for their Management Shares by delivery of a secured promissory note to Holding. Holding owes CPI for the amount of unpaid promissory notes, plus accrued interest, that is owed to Holdings by Holdings' shareholders.

The aggregate principal amount of such Management Notes was $0.9 million as of September 28, 2001. Of this amount, $0.7 million is secured by a pledge of a portion (from 50% to 75%) of the Management Shares issued to each executive officer and is guaranteed by Varian. The balance of $2.0 million is secured by a pledge of approximately 91% of the Management Shares issued, but is not guaranteed by Varian. Outstanding principal under each type of Management Note bears interest at an annually adjustable rate equal to the "Applicable Federal Rate" in effect under Internal Revenue Code Section 1274(d) for obligations of a term equal to the then-remaining term of such note. Recourse by Holding under both types of Management Notes is limited to the Management Shares pledged to secure the applicable note. The first payments on these promissory notes were required to be made on August 11, 2000. No such payments have been made, and the Company is reviewing its options with respect to these notes.

     Outside Advisors

Holding and CPI have entered into a management services agreement to pay $0.4 million, plus out-of-pocket expenses, annually to an advisor group, which is an affiliate of Holding's majority shareholder. Certain individuals who are stockholders of the general partner of this advisor group are members of Holding's and the Company's respective Boards of Directors. The management services agreement provides management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analyses, negotiating and structuring financing and exploring expansion opportunities.

                     COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
                          (A wholly owned subsidiary of
             Communications & Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

16.  PARENT COMPANY DATA

Holding has guaranteed CPI's senior debt obligations. Other than the following, the consolidated balance sheets of Holding as of September 28, 2001 and September 29, 2000 are substantially identical to that of CPI and its subsidiaries: (i) the presentation of CPI's preferred stock as minority interest and the components of stockholders' equity of Holding, and (ii) the transactions associated with the San Carlos real estate purchase and related financing and leaseback arrangements, as noted in Note 15 -- Related Party Transactions.

The consolidated balance sheets of Holding are summarized as follows (in thousands, except per share amounts):

                                                                           September 28,    September 29,
                                                                               2001              2000
                                                                           -------------    -------------
                                             ASSETS
 Current assets                                                              $ 113,060           119,724
 Long-term assets                                                               91,007           107,261
                                                                             ---------          --------
       Total assets                                                          $ 204,067           226,985
                                                                             =========          ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities                                                         $  91,012            99,843
 Long-term  debt and deferred taxes                                            120,090           110,895
                                                                             ---------          --------
       Total liabilities                                                       211,102           210,738
 Senior Redeemable Preferred Stock of subsidiary                                28,479            28,265
 Junior Preferred Stock of subsidiary                                           22,094            19,170
 Stockholders' Equity:
       Common stock ($.01 par value, 6,500,000 shares authorized;
          4,908,172 shares issued and outstanding as of 2001 and 2000.)             49                49
       Additional paid-in capital                                               19,111            19,111
       Accumulated deficit                                                     (75,587)          (49,215)
       Less stockholder loans                                                   (1,181)           (1,133)
                                                                             ---------          --------
            Total liabilities and stockholders' equity                       $ 204,067           226,985
                                                                             =========          ========

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

                     COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
                          (A wholly owned subsidiary of
             Communications & Power Industries Holding Corporation)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

18.  Quarterly Financial Data (Unaudited)

                                                        (Dollars in thousands)
                ----------------------------------------------------------------------------------------------------
                Sept. 28,     June 29,     Mar. 30,     Dec. 29,     Sept. 29,    June 30,     Mar. 31,     Dec. 31,
Quarter Ended      2001         2001         2001         2000         2000         2000         2000         1999
-------------   ---------     --------     --------     --------     ---------    --------     --------     --------
Sales            $ 72,851     $ 72,724     $ 66,570     $ 60,376     $ 61,357     $ 66,367     $ 60,340     $ 54,990
Gross profit     $  8,115     $ 15,653     $ 12,623     $ 12,798     $ 12,381     $ 16,473     $ 13,300     $ 12,152
Net loss         $(10,475)    $ (1,600)    $ (3,394)    $ (2,314)    $ (4,730)    $   (586)    $ (3,153)    $ (3,123)

                                                                     SCHEDULE II

              COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
                                and subsidiaries

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                        Balance at       Charged to                   Balance at
                                                       Beginning of       Costs and                     End of
Description                                               Period          Expenses      Deductions      Period
-----------                                            ------------      -----------    ----------    -----------
52-week period ended October 1, 1999:
    Allowance for doubtful accounts receivable            $  636             543             (36)         1,143

52-week period ended September 29, 2000:
    Allowance for doubtful accounts receivable             1,143             523            (869)           797

52-week period ended September 28, 2001:
    Allowance for doubtful accounts receivable               797             355            (717)           435

                                                                     SCHEDULE II

                     COMMUNICATIONS & POWER INDUSTRIES, INC.
                                and subsidiaries
                          (A wholly owned subsidiary of
             Communications & Power Industries Holding Corporation)

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                        Balance at       Charged to                   Balance at
                                                       Beginning of       Costs and                     End of
Description                                               Period          Expenses      Deductions      Period
-----------                                            ------------      -----------    ----------    -----------
52-week period ended October 1, 1999:
    Allowance for doubtful accounts receivable              $636              543            (36)         1,143

52-week period ended September 29, 2000:
    Allowance for doubtful accounts receivable             1,143              523           (869)           797

52-week period ended September 28, 2001:
    Allowance for doubtful accounts receivable               797              355           (717)           435