Form 10-Q
period 2001-12-28
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORP; COMMUNICATIONS & POWER INDUSTRIES INC
filed 2002-02-08
CIK 1000654, 1000564

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 28, 2001
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 33-96858-01	Commission File Number: 33-96858

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION	COMMUNICATIONS & POWER INDUSTRIES, INC
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	Delaware (State of Incorporation)

77-0407395	77-0405693
(I.R.S. employer identification number) 811 Hansen Way	(I.R.S. employer identification number) 811 Hansen Way

Palo Alto, California 94303-1110 (650) 846-2900	Palo Alto, California 94303-1110 (650) 846-2900
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)	(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(b) of the Act:
None	None

Securities registered pursuant to Section 12(g) of the Act:	Securities registered pursuant to Section 12(g) of the Act:
None	None

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]   No  [   ].

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the Registrant’s classes of Common Stock, as of the latest practicable date: Communications & Power Industries Holding Corporation: 4,908,172 shares of Common Stock, $.01 par value, at February 5, 2002. Communications & Power Industries, Inc.: 1 share of Common Stock, $.01 par value, at February 5, 2002.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
ITEM 2: CHANGES IN SECURITIES.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
ITEM 5. OTHER INFORMATION.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION

Consolidated Condensed Balance Sheets, December 28, 2001 and September 28, 2001	2

Consolidated Condensed Statements of Operations for the 13-week periods ended December 28, 2001 and December 29, 2000	3

Consolidated Condensed Statements of Cash Flows for the 13-week periods ended December 28, 2001 and December 29, 2000	4

Notes to Consolidated Condensed Financial Statements	8

COMMUNICATIONS & POWER INDUSTRIES, INC.

Consolidated Condensed Balance Sheets, December 28, 2001 and September 28, 2001	5

Consolidated Condensed Statements of Operations for the 13-week periods ended December 28, 2001 and December 29, 2000	6

Consolidated Condensed Statements of Cash Flows for the 13-week periods ended December 28, 2001 and December 29, 2000	7

Notes to Consolidated Condensed Financial Statements	8

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

PART II: OTHER INFORMATION	15

SIGNATURES	16

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands-unaudited)

	December 28,	September 28,
	2001	2001

ASSETS
Current Assets
Cash and cash equivalents	$3,490	$2,903
Accounts receivable, net	42,629	46,738
Inventories	50,835	57,678
Deferred taxes	2,960	3,500
Other current assets	1,965	2,241

Total current assets	101,879	113,060
Property, plant, and equipment, net	60,685	62,698
Goodwill and other intangibles, net	23,038	23,452
Debt issue costs, net	4,404	4,857

Total assets	$190,006	$204,067

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Revolving credit facility	$12,986	$21,293
Current portion of capital leases	697	919
Mortgage financing	18,000	18,000
Senior term loans	20,000	20,000
Accounts payable	10,380	14,729
Accrued expenses	19,765	17,859
Product warranty	4,210	4,225
Income taxes payable	671	407
Accrued dividends payable	5,581	4,387
Advance payments from customers	6,934	9,193

Total current liabilities	99,224	111,012
Senior subordinated notes	100,000	100,000
Obligations under capital leases	55	90

Total liabilities	199,279	211,102

Senior Redeemable Preferred Stock of Subsidiary	28,532	28,479

Junior Preferred Stock of Subsidiary	22,891	22,094

Commitments and contingencies
Stockholders’ Deficit
Common stock	49	49
Additional paid-in capital	19,111	19,111
Accumulated deficit	(78,664)	(75,587)
Stockholder loans	(1,192)	(1,181)

Net stockholders’ deficit	(60,696)	(57,608)

Total liabilities, preferred stock and stockholders’ deficit	$190,006	$204,067

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

CONSOLIDATED CONDENSED
STATEMENTS OF OPERATIONS
(in thousands — unaudited)

	13-Week	13-Week
	period ended	period ended
	December 28,	December 29,
	2001	2000

Sales	$66,228	$60,376
Cost of sales	52,069	47,578

Gross profit	14,159	12,798

Operating costs and expenses:
Research and development	1,255	1,388
Selling and marketing	3,946	3,912
General and administrative	4,662	4,300

Total operating costs and expenses	9,863	9,600

Operating income	4,296	3,198
Foreign currency gain (loss)	75	(186)
Interest expense	(4,725)	(5,167)

Loss before taxes	(354)	(2,155)
Income tax expense	680	250

Net loss	(1,034)	(2,405)
Preferred dividends:
Senior redeemable preferred stock	1,194	1,041
Junior preferred stock	796	694

Net loss attributable to common stock	$(3,024)	$(4,140)

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

CONSOLIDATED CONDENSED
STATEMENTS OF CASH FLOWS
(in thousands — unaudited)

	13-Week	13-Week
	period ended	period ended
	December 28,	December 29,
	2001	2000

OPERATING ACTIVITIES
Net cash provided by operating activities	$9,815	$1,203

INVESTING ACTIVITIES
Purchase of property, plant and equipment, net	(664)	(896)

Net cash used in investing activities	(664)	(896)

FINANCING ACTIVITIES
Repayments on capital leases	(257)	(228)
Payment of debt issue costs	—	(2,153)
Repayment of terminated revolving credit facility	—	(40,000)
(Repayment) proceeds from revolving credit facility	(8,307)	20,942
Repayments on terminated senior term loans	—	(16,049)
Proceeds from senior term loan	—	20,000
Proceeds from mortgage financing	—	18,000

Net cash (used in) provided by financing activities	(8,564)	512

NET INCREASE IN CASH AND CASH EQUIVALENTS	587	819
Cash and cash equivalents at beginning of period	2,903	4,766

Cash and cash equivalents at end of period	$3,490	$5,585

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands — unaudited)

	December 28,	September 28,
ASSETS	2001	2001

Current Assets
Cash and cash equivalents	$3,490	$2,903
Accounts receivable, net	42,629	46,738
Inventories	50,835	57,678
Deferred taxes	3,100	3,500
Other current assets	1,965	2,241

Total current assets	102,019	113,060
Property, plant, and equipment, net	46,818	48,672
Goodwill and other intangibles, net	23,038	23,452
Debt issue costs, net	4,331	4,715
Note receivable from parent	5,750	5,750

Total assets	$181,956	$195,649

LIABILITIES, REDEEMABLE PREFERRED STOCK AND DEFICIT
Current Liabilities
Revolving credit facility	$12,986	$21,293
Current portion of capital leases	697	919
Senior term loans	20,000	20,000
Accounts payable	10,380	15,175
Accrued expenses	20,700	18,196
Product warranty	4,210	4,225
Income taxes payable	641	407
Accrued dividends	5,581	4,387
Advance payments from customers	6,934	9,193

Total current liabilities	82,129	93,795
Senior subordinated notes	100,000	100,000
Deferred income on sale-leaseback	7,630	7,735
Obligations under capital leases	55	90

Total liabilities	189,814	201,620

Senior Redeemable Preferred Stock	28,532	28,479

Commitments and contingencies
Stockholders’ Deficit:
Junior preferred stock	2	2
Common stock	—	—
Additional paid-in capital	42,048	41,252
Accumulated deficit	(77,248)	(74,523)
Stockholder loans	(1,192)	(1,181)

Net stockholders’ deficit	(36,390)	(34,450)

Total liabilities, senior redeemable preferred stock and stockholders’ deficit	$181,956	$195,649

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED CONDENSED
STATEMENTS OF OPERATIONS
(in thousands — unaudited)

	13-Week	13-Week
	period ended	period ended
	December 28,	December 29,
	2001	2000

Sales	$66,228	$60,376
Cost of sales	52,069	47,578

Gross profit	14,159	12,798

Operating costs and expenses:
Research and development	1,255	1,388
Selling and marketing	3,946	3,912
General and administrative	5,008	4,289

Total operating costs and expenses	10,209	9,589

Operating income	3,950	3,209
Foreign currency gain (loss)	75	(186)
Interest expense	(4,197)	(5,087)

Loss before taxes	(172)	(2,064)
Income tax expense	510	250

Net loss	(682)	(2,314)
Preferred dividends:
Senior redeemable preferred stock	1,194	1,041
Junior preferred stock	796	694

Net loss attributable to common stock	$(2,672)	$(4,049)

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED CONDENSED
STATEMENTS OF CASH FLOWS
(in thousands — unaudited)

	13-Week	13-Week
	period ended	period ended
	December 28,	December 29,
	2001	2000

OPERATING ACTIVITIES
Net cash provided by operating activities	$9,815	$1,053

INVESTING ACTIVITIES
Proceeds from sale of property to parent	—	17,250
Purchase of property, plant and equipment, net	(664)	(896)

Net cash (used in) provided by investing activities	(664)	16,354

FINANCING ACTIVITIES
Repayments on capital leases	(257)	(228)
Payment of debt issue costs	—	(1,709)
Repayments of terminated revolving credit facility	—	(40,000)
(Repayments) proceeds from revolving credit facility	(8,307)	20,942
Repayments of terminated senior term loans	—	(16,049)
Proceeds from senior term loan	—	20,000

Net cash used by financing activities	(8,564)	(17,044)

NET INCREASE IN CASH AND CASH EQUIVALENTS	587	363
Cash and cash equivalents at beginning of period	2,903	4,766

Cash and cash equivalents at end of period	$3,490	$5,129

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED
CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Communications & Power Industries Holding Corporation (“Holding”) and Communications & Power Industries, Inc. (“CPI”, both companies together referred to as the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted and, accordingly, these financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Company’s September 28, 2001 Annual Report on Form 10-K. Management believes that these unaudited interim condensed financial statements contain all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company, and its results of operations and cash flows for the interim period presented. The results for the interim periods reported are not necessarily indicative of the results for the complete fiscal year 2002.

2. Inventories

Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:

	December 28,	September 28,
(Dollars in thousands)	2001	2001

Raw materials and parts	$37,299	$40,776
Work in process	10,894	14,874
Finished goods	2,642	2,028

Total inventories	$50,835	$57,678

3. Supplemental Cash Flow Information

Cash paid by Holding for interest was $1.2 million and $1.9 million for the 13-week periods ended December 28, 2001 and December 29, 2000, respectively. Cash paid by CPI for interest was $0.9 million and $1.9 million for the 13-week periods ended December 28, 2001 and December 29, 2000, respectively. Cash paid (refunded) for taxes was $0.2 million and $(0.2) million for the 13-week periods ended December 28, 2001 and December 29, 2000, respectively.

Non-cash financing activities included the following: Dividends on Senior Redeemable Preferred Stock of $1.2 million and $1.0 million for the fiscal quarters ended December 28, 2001 and December 29, 2000, respectively. Preferred stock dividends on Junior Preferred Stock through the issuance of 7,962 and 6,938 shares of Junior Preferred Stock during the quarters ended December 28, 2001 and December 29, 2000, respectively.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

4. Segments and Related Information

The Company has two reportable segments: vacuum electronic devices (“VEDs”) and satcom equipment. The CEO, identified as the Chief Operating Decision Maker, evaluates performance and allocates resources based on the Company’s principle performance measure, earnings before income taxes, interest, depreciation and amortization (“EBITDA”).

Summarized financial information concerning the Company’s reportable segments is shown in the following table. Included in the “Other” column is financial information for the Company’s Solid State Products Division, which did not meet the quantitative thresholds, and certain unallocated corporate-level operating expenses. Intersegment product transfers are recorded at cost.

(Dollars in thousands)
		Satcom
13-Week Period Ended	VED's	Equipment	Other	Total

December 28, 2001:
Revenues from external customers	$51,329	$15,861	$(962)	$66,228
Intersegment product transfers	2,259	0	76	2,335
EBITDA — Holding	8,073	281	(889)	7,465
EBITDA — CPI	8,073	281	(1,398)	6,956
December 29, 2000:
Revenues from external customers	$47,344	$11,516	$1,516	$60,376
Intersegment product transfers	3,558	—	414	3,972
EBITDA — Holding	7,460	(62)	(1,050)	6,348
EBITDA — CPI	7,460	(62)	(1,050)	6,348

A reconciliation of EBITDA from reportable segments to Loss before Taxes is as follows:

	Holding		CPI

	13-Week Period Ended		13-Week Period Ended

	December 28,	December 29,	December 28,	December 29,
(Dollars in thousands)	2001	2000	2001	2000

Segment EBITDA	$7,465	$6,348	$6,956	$6,348
Less:
Depreciation and amortization	3,094	3,336	2,931	3,325
Interest expense	4,725	5,167	4,197	5,087

Loss before taxes	$(354)	$(2,155)	$(172)	$(2,064)

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion reflects the condensed consolidated results of Communications & Power Industries Holding Corporation, which are materially consistent with those of CPI except as identified below and should be read in conjunction with the condensed consolidated financial statements and notes thereto:

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

Orders during the first quarter of Fiscal 2002 were $71.4 million as compared to $67.8 million for the first quarter of Fiscal 2001. This increase of $3.6 million for the quarter reflects a higher demand for products in the radar and scientific markets, offset somewhat by decreases in orders for the Company’s remaining four markets. Radar orders increased by $7.6 million, or 29.7%, due to higher demand for spare and rebuilt VED’s used in military applications. Orders in the scientific market increased $5.0 million from approximately $1.0 million in the first quarter of Fiscal 2001 due primarily to the booking of the final phase of an order from a government research laboratory. Communication orders decreased $4.4 million or 17.3% from the first quarter of Fiscal 2001 due to reduced capital spending by the Company’s customers driven by current economic conditions. Medical, electronic countermeasures and industrial orders also decreased by $1.9 million, $0.7 million and $1.9 million, respectively, due primarily to timing of order releases from quarter to quarter. Overall, incoming order levels fluctuate significantly on a quarterly basis and a particular quarter’s order rate may not be indicative of future order levels. In addition, the Company’s sales are highly dependent upon manufacturing scheduling, performance and shipments and, accordingly, it is not possible to accurately predict when these orders will be recognized as sales.

As of December 28, 2001, the Company had an order backlog of $157.0 million, representing approximately seven-and-a-half months of sales, compared to order backlog of $166.8 million, or approximately eight months of sales, as of December 29, 2000. Order backlog increased during the first quarter of Fiscal 2002 by $5.5 million from $151.5 million at the end of Fiscal 2001.

Sales for the first quarter of Fiscal 2002 were $66.2 million, an increase of $5.8 million, or 9.6%, from the same period in Fiscal 2001. This increase was driven primarily by sales in the communications and scientific markets, which demonstrated growth of 20.1% and 113.9% respectively, compared to the first quarter of Fiscal 2001. Sales in the communications market for the first quarter of Fiscal 2002 included the final units of the XM Radio project, which contributed sales of approximately $5.0 million. Sales to

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

the Company’s other markets were up slightly on average from the first quarter of Fiscal 2001.

Gross profit for the first quarter of Fiscal 2002 was $14.2 million, or 21.4% of sales, consistent with the $12.8 million, or 21.2% of sales, earned in the first quarter of Fiscal 2001. Margin fluctuations are expected due to the mix of products sold during any quarter.

Operating costs and expenses were $9.9 million, or 14.9 % of sales, for the first quarter of Fiscal 2002 as compared to $9.6 million, or 15.9 % of sales, for the first quarter of Fiscal 2001. This improvement as a percentage of sales reflects the cost savings resulting from the Company’s cost cutting measures implemented in the latter half of Fiscal 2001 and in the first quarter of Fiscal 2002. The reduction in expenses was offset in part by approximately $370,000 associated with the relocation of the Satcom Division operation from Palo Alto, California to the facility in Ontario, Canada.

Earnings before interest, income taxes, depreciation and amortization (“EBITDA”)1 for the first quarter of Fiscal 2002 were $7.5 million, or 11.3% of sales, compared to $6.3 million, or 10.5% of sales, for the first quarter of Fiscal 2001. This increase in EBITDA can be attributed to the improved sales volume coupled with the impact of lower operating costs in the current quarter.

Net loss was $1.0 million for Fiscal 2002 compared to a net loss of $2.4 million for Fiscal 2001. The decrease in the net loss from the first quarter of Fiscal 2001 resulted from improved operating income and reduced interest expense partially offset by an increase in tax expense as a result of a U.S. tax gain on the sale of the Satcom Division to Canada.

CPI’s operating results differ slightly from Holding due to a sale-leaseback transaction between CPI and Holding which took place in December 2000. In the first quarter of Fiscal 2002, CPI’s net loss before taxes was $172,000, which was approximately $182,000 lower than Holdings’ net loss before taxes of $354,000. As a result of this transaction, operating costs for CPI were approximately $346,000 higher than those of Holding due to rental payments paid by CPI to Holding for use of the San Carlos facility offset by amortization of the deferred gain on the sales-leaseback and additional depreciation on the San Carlos facility. Interest expense, net, for CPI was approximately $528,000 lower than that of Holding. The decrease primarily relates to the fact that Holding’s interest expense figure includes interest paid on the mortgage financing of the San Carlos facility. All other operations data for CPI is consistent with Holding’s for the first quarter of Fiscal 2002.

FINANCIAL CONDITION

Cash flows provided by operating activities for the first quarter of Fiscal 2002 were $9.8 million, an increase of $8.6 million from the $1.2 million provided by operating activities during the first quarter of Fiscal 2001. The positive cash flow was generated primarily from reductions in accounts receivable and inventories, offset by decreases in accounts payable and advance payments from customers.

Investing activities were comprised principally of investment in property, plant and equipment totaling

[1]	EBITDA is presented because some investors may use it as a financial indicator of the ability to service or incur indebtedness. EBITDA should not be considered as an alternative to net earnings (loss), as a measure of operating results, cash flows or liquidity.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

$664,000 for the first quarter of Fiscal 2002. Purchases of property, plant and equipment were down slightly from approximately $896,000 in the first quarter of Fiscal 2001. The Company currently anticipates that capital expenditure requirements for Fiscal 2002 will be approximately $4.5 million, similar to the amounts spent in Fiscal 2001 and 2000 for normal operations.

Financing activities during the first quarter of Fiscal 2002 were related to repayments on the Company’s secured credit facility (“Credit Facility”) of $8.3 million and repayments on capital leases of $257,000.

During Fiscal 2001, the Company relocated its administrative offices into a single building in Palo Alto and as a result, is actively looking to sublease up to 52,300 square feet of office space. Also during Fiscal 2001, the Company relocated its Satcom Division’s production operation from Palo Alto, California to its facility in Ontario, Canada. The relocation is substantially complete, however additional expenses of $300,000 to $500,000 are expected to be incurred during the remainder of Fiscal 2002.

The Company’s short-term debt includes mortgage financing of $18.0 million and senior term loans of $20.0 million that expire on June 1, 2002 and December 22, 2002, respectively. Management expects that cash to be generated by operations and borrowing under its Credit Facility in conjunction with either extending or finding alternative financing will allow it to meet the obligations.

There can be no assurance that the combination of cash generated by operations, borrowing availability from the Company’s Credit Facility and additional collateral-based financing will be sufficient to meet the Company’s cash requirements. If the Company is unable to satisfy such cash requirements from these sources, the Company will adopt one or more alternatives, such as reducing or delaying capital expenditures, reducing discretionary costs, negotiating an increase to the Company’s borrowing capacity under its line of credit, and selling and leasing back its facility in San Carlos, California in a transaction with an outside party.

Market Risk

The Company’s market risk disclosures set forth in its Annual Report on Form 10-K for the fiscal year ended September 28, 2001, have not changed significantly.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations will cease. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company plans to adopt this Statement beginning in the first quarter of Fiscal 2003 and therefore has not yet determined the impact on its consolidated financial position or results of operations.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries)

The FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, in August 2001, and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, in October 2001. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and will require that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.” The Company does not expect the adoption of these statements to have a material effect on the Company’s consolidated financial position or results of operations.

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

Risk Factors

You should carefully consider the various risks and uncertainties that impact the Company’s business and the other information in this report and the Company’s other filings with the SEC before you decide to invest in the Company or to maintain or increase your investment. Such risks and uncertainties include, but are not limited to, the following: product demand and market acceptance risks; the effect of general economic conditions; the impact of competitive products and pricing; new product development and commercialization; technological difficulties and the ability to increase margins; production interruptions due to power shutdowns and volatility in energy costs; U.S. Government export policies; changes in Governmental appropriations, national defense policies and availability of Government funds; changes in environmental regulation and legislation; availability of certain critical materials and

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries)

raw material price fluctuations; the Company’s ability to generate the significant amount of cash needed to service its debt; and the Company’s ability to obtain financing in the future. If any of the following risks actually occur, the Company’s business, results of operations, or financial condition would likely suffer and actual results could differ materially from those projected.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries)

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2: CHANGES IN SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	None

(b)	Reports on Form 8-K:

No reports were filed on Form 8-K during the quarter ended December 28, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATIONS & POWER INDUSTRIES, INC.

By:	/s/ Bart F. Petrini

Bart F. Petrini Chief Executive Officer and President Date: February 8, 2002

By:	/s/ Joel Littman

Joel Littman Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer) Date: February 8, 2002