Form 10-Q
period 2002-03-29
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORP; COMMUNICATIONS & POWER INDUSTRIES INC
filed 2002-05-13
CIK 1000654, 1000564

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 29, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 33-96858-01	Commission File Number: 33-96858
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION	COMMUNICATIONS & POWER INDUSTRIES, INC

(Exact name of registrant as specified in its charter) Delaware (State of Incorporation)	(Exact name of registrant as specified in its charter) Delaware (State of Incorporation)
77-0407395	77-0405693
(I.R.S. employer identification number) 811 Hansen Way	(I.R.S. employer identification number) 811 Hansen Way
Palo Alto, California 94303-1110 (650) 846-2900	Palo Alto, California 94303-1110 (650) 846-2900
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices) Securities registered pursuant to Section 12(b) of the Act:	(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices) Securities registered pursuant to Section 12(b) of the Act:
None Securities registered pursuant to Section 12(g) of the Act:	None Securities registered pursuant to Section 12(g) of the Act:
None	None

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding for each of the Registrant’s classes of Common Stock, as of the latest practicable date: Communications & Power Industries Holding Corporation: 4,908,172 shares of Common Stock, $.01 par value, at May 6, 2002. Communications & Power Industries, Inc.: 1 share of Common Stock, $.01 par value, at May 6, 2002.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION STATEMENTS OF OPERATIONS
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION STATEMENTS OF OPERATIONS
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION STATEMENTS OF CASH FLOWS
COMMUNICATIONS & POWER INDUSTRIES, INC., CONSOLIDATED CONDENSED BALANCE SHEETS
COMMUNICATIONS & POWER INDUSTRIES, INC., STATEMENTS OF OPERATIONS
COMMUNICATIONS & POWER INDUSTRIES, INC., STATEMENTS OF OPERATIONS
COMMUNICATIONS & POWER INDUSTRIES, INC., STATEMENTS OF CASH FLOWS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II: OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX
Exhibit 3.2

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

PART I: FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
Consolidated Condensed Balance Sheets, March 29, 2002 and September 28, 2001	2
Consolidated Condensed Statements of Operations for the 13-week periods ended March 29, 2002 and March 30, 2001	3
Consolidated Condensed Statements of Operations for the 26-week periods ended March 29, 2002 and March 30, 2001	4
Consolidated Condensed Statements of Cash Flows for the 26-week periods March 29, 2002 and March 30, 2001	5
Notes to Consolidated Condensed Financial Statements	10
COMMUNICATIONS & POWER INDUSTRIES, INC.
Consolidated Condensed Balance Sheets, March 29, 2002 and September 28, 2001	6
Consolidated Condensed Statements of Operations for the 13-week periods ended March 29, 2002 and March 30, 2001	7
Consolidated Condensed Statements of Operations for the 26-week periods ended March 29, 2002 and March 30, 2001	8
Consolidated Condensed Statements of Cash Flows for the 26-week periods March 29, 2002 and March 30, 2001	9
Notes to Consolidated Condensed Financial Statements	10
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
PART II: OTHER INFORMATION	20
SIGNATURES	21

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands-unaudited)

	March 29,	September 28,
ASSETS	2002	2001

Current Assets
Cash and cash equivalents	$3,803	$2,903
Accounts receivable, net	37,057	46,738
Inventories	47,930	57,678
Deferred taxes	1,750	3,500
Other current assets	1,470	2,241

Total current assets	92,010	113,060
Property, plant, and equipment, net	58,922	62,698
Goodwill and other intangibles, net	23,574	23,452
Debt issue costs, net	3,989	4,857

Total assets	$178,495	$204,067

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Revolving credit facility	$3,506	$21,293
Current portion of capital leases	449	919
Mortgage financing	18,000	18,000
Senior term loans	20,000	20,000
Accounts payable	14,177	14,729
Accrued expenses	14,308	17,859
Product warranty	4,135	4,225
Income taxes payable	1,103	407
Accrued dividends payable	6,873	4,387
Advance payments from customers	8,212	9,193

Total current liabilities	90,763	111,012
Senior subordinated notes	100,000	100,000
Obligations under capital leases	40	90

Total liabilities	190,803	211,102

Senior Redeemable Preferred Stock of Subsidiary	28,586	28,479

Junior Preferred Stock of Subsidiary	23,715	22,094

Commitments and contingencies
Stockholders’ Deficit
Common stock	49	49
Additional paid-in capital	19,111	19,111
Accumulated deficit	(82,567)	(75,587)
Stockholder loans	(1,202)	(1,181)

Net stockholders’ deficit	(64,609)	(57,608)

Total liabilities, preferred stock and stockholders’ deficit	$178,495	$204,067

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

CONSOLIDATED CONDENSED
STATEMENTS OF OPERATIONS
(in thousands — unaudited)

	13-Week	13-Week
	period ended	period ended
	March 29,	March 30,
	2002	2001

Sales	$60,612	$66,570
Cost of sales	47,666	53,947

Gross profit	12,946	12,623

Operating costs and expenses:
Research and development	1,517	1,541
Selling and marketing	3,639	4,415
General and administrative	4,556	5,776

Total operating costs and expenses	9,712	11,732

Operating income	3,234	891
Gain on sale of property, plant and equipment	—	887
Interest expense	(3,814)	(5,364)

Loss before taxes	(580)	(3,586)
Income tax expense	1,153	250

Net loss	(1,733)	(3,836)
Preferred dividends:
Senior redeemable preferred stock	1,292	1,077
Junior preferred stock	824	718

Net loss attributable to common stock	$(3,849)	$(5,631)

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

CONSOLIDATED CONDENSED
STATEMENTS OF OPERATIONS
(in thousands — unaudited)

	26-Week	26-Week
	period ended	period ended
	March 29,	March 30,
	2002	2001

Sales	$126,840	$126,946
Cost of sales	99,735	101,525

Gross profit	27,105	25,421

Operating costs and expenses:
Research and development	2,772	2,929
Selling and marketing	7,585	8,327
General and administrative	9,143	10,262

Total operating costs and expenses	19,500	21,518

Operating income	7,605	3,903
Gain on sale of property, plant and equipment	—	887
Interest expense	(8,539)	(10,531)

Loss before taxes	(934)	(5,741)
Income tax expense	1,833	500

Net loss	(2,767)	(6,241)
Preferred dividends:
Senior redeemable preferred stock	2,486	2,118
Junior preferred stock	1,620	1,412

Net loss attributable to common stock	$(6,873)	$(9,771)

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

CONSOLIDATED CONDENSED
STATEMENTS OF CASH FLOWS
(in thousands — unaudited)

	26-Week	26-Week
	period ended	period ended
	March 29,	March 30,
	2002	2002

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$20,579	$(4,527)

INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	—	1,922
Purchase of property, plant and equipment, net	(1,372)	(2,332)

Net cash used in investing activities	(1,372)	(410)

FINANCING ACTIVITIES
Repayments on capital leases	(520)	(348)
Payment of debt issue costs	—	(2,153)
Repayment of terminated revolving credit facility	—	(40,000)
(Repayment) proceeds from revolving credit facility	(17,787)	24,305
Repayments on terminated senior term loans	—	(16,049)
Proceeds from senior term loan	—	20,000
Proceeds from mortgage financing	—	18,000

Net cash (used in) provided by financing activities	(18,307)	3,755

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	900	(1,182)
Cash and cash equivalents at beginning of period	2,903	4,766

Cash and cash equivalents at end of period	$3,803	$3,584

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands-unaudited)

	March 29,	September 28,
ASSETS	2002	2001

Current Assets
Cash and cash equivalents	$3,803	$2,903
Accounts receivable, net	37,057	46,738
Inventories	47,930	57,678
Deferred taxes	1,750	3,500
Other current assets	1,470	2,241

Total current assets	92,010	113,060
Property, plant, and equipment, net	45,219	48,672
Goodwill and other intangibles, net	23,574	23,452
Debt issue costs, net	3,963	4,715
Note receivable from parent	5,750	5,750

Total assets	$170,516	$195,649

LIABILITIES, REDEEMABLE
PREFERRED STOCK AND DEFICIT
Current Liabilities
Revolving credit facility	$3,506	$21,293
Current portion of capital leases	449	919
Senior term loans	20,000	20,000
Accounts payable	14,177	15,175
Accrued expenses	15,418	18,196
Product warranty	4,135	4,225
Income taxes payable	1,103	407
Accrued dividends	6,873	4,387
Advance payments from customers	8,212	9,193

Total current liabilities	73,873	93,795
Senior subordinated notes	100,000	100,000
Deferred income on sale-leaseback	7,523	7,735
Obligations under capital leases	40	90

Total liabilities	181,436	201,620

Senior Redeemable Preferred Stock	28,586	28,479

Commitments and contingencies
Stockholders’ Deficit:
Junior preferred stock	2	2
Common stock	—	—
Additional paid-in capital	42,872	41,252
Accumulated deficit	(81,178)	(74,523)
Stockholder loans	(1,202)	(1,181)

Net stockholders’ deficit	(39,506)	(34,450)

Total liabilities, senior redeemable preferred stock and stockholders’ deficit	$170,516	$195,649

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED CONDENSED
STATEMENTS OF OPERATIONS
(in thousands — unaudited)

	13-Week	13-Week
	period ended	period ended
	March 29,	March 30,
	2002	2001

Sales	$60,612	$66,570
Cost of sales	47,666	53,947

Gross profit	12,946	12,623

Operating costs and expenses:
Research and development	1,517	1,541
Selling and marketing	3,639	4,415
General and administrative	4,898	6,062

Total operating costs and expenses	10,054	12,018

Operating income	2,892	605
Gain on sale of property, plant and equipment	—	887
Interest expense	(3,329)	(4,636)

Loss before taxes	(437)	(3,144)
Income tax expense	1,323	250

Net loss	(1,760)	(3,394)
Preferred dividends:
Senior redeemable preferred stock	1,292	1,077
Junior preferred stock	824	718

Net loss attributable to common stock	$(3,876)	$(5,189)

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED CONDENSED
STATEMENTS OF OPERATIONS
(in thousands — unaudited)

	26-Week	26-Week
	period ended	period ended
	March 29,	March 30,
	2002	2001

Sales	$126,840	$126,946
Cost of sales	99,735	101,525

Gross profit	27,105	25,421

Operating costs and expenses:
Research and development	2,772	2,929
Selling and marketing	7,585	8,327
General and administrative	9,831	10,537

Total operating costs and expenses	20,188	21,793

Operating income	6,917	3,628
Gain on sale of property, plant and equipment	—	887
Interest expense	(7,526)	(9,723)

Loss before taxes	(609)	(5,208)
Income tax expense	1,833	500

Net loss	(2,442)	(5,708)
Preferred dividends:
Senior redeemable preferred stock	2,486	2,118
Junior preferred stock	1,620	1,412

Net loss attributable to common stock	$(6,548)	$(9,238)

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED CONDENSED
STATEMENTS OF CASH FLOWS
(in thousands — unaudited)

	26-Week	26-Week
	period ended	period ended
	March 29,	March 30,
	2002	2001

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$20,579	$(4,677)

INVESTING ACTIVITIES
Proceeds from sale of property to parent	—	17,250
Proceeds from sale of property, plant and equipment		1,922
Purchase of property, plant and equipment, net	(1,372)	(2,332)

Net cash (used in) provided by investing activities	(1,372)	16,840

FINANCING ACTIVITIES
Repayments on capital leases	(520)	(348)
Payment of debt issue costs	—	(1,709)
Repayments of terminated revolving credit facility	—	(40,000)
(Repayments) proceeds from revolving credit facility	(17,787)	24,305
Repayments of terminated senior term loans	—	(16,049)
Proceeds from senior term loan	—	20,000

Net cash used by financing activities	(18,307)	(13,801)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	900	(1,638)
Cash and cash equivalents at beginning of period	2,903	4,766

Cash and cash equivalents at end of period	$3,803	$3,128

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

2. Inventories

     Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:

(Dollars in thousands)	March 29, 2002	September 28, 2001

Raw materials and parts	$35,730	$40,776
Work in process	8,973	14,874
Finished goods	3,227	2,028

Total inventories	$47,930	$57,678

3. Supplemental Cash Flow Information

	Holding		CPI

	26-Week Period Ended		26-Week Period Ended

	March 29,	March 30,	March 29,	March 30,
(In millions)	2002	2001	2002	2001

Cash Payments
Interest payments	$8.2	$10.0	$7.7	$9.7
Tax payments	$0.5	$0.6	$0.5	$0.6
Non-cash Financing
Unpaid cash dividends on senior preferred stock	$2.5	$2.1	$2.5	$2.1

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

4. Segments and Related Information

     The Company has two reportable segments: vacuum electronic devices (“VEDs”) and satcom equipment. The CEO, identified as the Chief Operating Decision Maker, evaluates performance and allocates resources based on the Company’s principal performance measure; earnings before income taxes, interest, depreciation and amortization (“EBITDA”).

     Summarized financial information concerning the Company’s reportable segments is shown in the following table. Included in the “Other” column is financial information for the Company’s Solid State Products Division, which did not meet the quantitative thresholds, and certain unallocated corporate-level operating expenses. Intersegment product transfers are recorded at cost.

		Satcom
(Dollars in thousands)	VED's	Equipment	Other	Total

For the 13-Week Period Ended March 29, 2002:
Revenues from external customers	$47,530	$11,044	$2,038	$60,612
Intersegment product transfers	2,610	—	550	3,160
EBITDA — Holding	8,116	(54)	(1,866)	6,196
EBITDA — CPI	8,116	(54)	(2,369)	5,693

For the 13-Week Period Ended March 30, 2001:
Revenues from external customers	$48,700	$15,551	$2,319	$66,570
Intersegment product transfers	4,469	—	284	4,753
EBITDA — Holding	7,621	(599)	(1,918)	5,104
EBITDA — CPI	7,621	(599)	(2,366)	4,656

For the 26-Week Period Ended March 29, 2002:
Revenues from external customers	$98,859	$26,905	$1,076	$126,840
Intersegment product transfers	4,869	—	626	5,495
EBITDA — Holding	16,189	227	(2,755)	13,661
EBITDA — CPI	16,189	227	(3,767)	12,649

For the 26-Week Period Ended March 30, 2001:
Revenues from external customers	$96,044	$27,067	$3,835	$126,946
Intersegment product transfers	8,740	—	698	9,438
EBITDA — Holding	15,081	(661)	(2,968)	11,452
EBITDA — CPI	15,081	(661)	(3,416)	11,004

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

     A reconciliation of EBITDA from reportable segments to Loss before Taxes is as follows:

	Holding		CPI

	13-Week Period Ended		13-Week Period Ended

(Dollars in thousands)	March 29, 2002	March 30, 2001	March 29, 2002	March 30, 2001

Segment EBITDA	$6,196	$5,104	$5,693	$4,656
Less:
Depreciation and amortization	2,962	3,326	2,801	3,164
Interest expense	3,814	5,364	3,329	4,636

Loss before taxes	$(580)	$(3,586)	$(437)	$(3,144)

	Holding		CPI

	26 -Week Period Ended		26 -Week Period Ended

(Dollars in thousands)	March 29, 2002	March 30, 2001	March 29, 2002	March 30, 2001

Segment EBITDA	$13,661	$11,452	$12,649	$11,004
Less:
Depreciation and amortization	6,056	6,662	5,732	6,489
Interest expense	8,539	10,531	7,526	9,723

Loss before taxes	$(934)	$(5,741)	$(609)	$(5,208)

     Sales by geographic area to unaffiliated customers (based on the location of customer) are as follows:

(Dollars in thousands)	13 - Week Period Ended		26 - Week Period Ended

	March 29,	March 30,	March 29,	March 30,
	2002	2001	2002	2001

United States	$42,972	$47,491	$92,789	$88,671
All foreign countries	17,640	19,079	34,051	38,275

Total Sales	$60,612	$66,570	$126,840	$126,946

     CPI has a single customer that accounts for 10% or more of consolidated sales. Sales to this customer were $10.3 million and $11.1 million of the Company’s consolidated sales for the 13-week period ended March 29, 2002 and March 30, 2001, respectively. Sales to this customer were $20.3 million and $21.0 million of the Company’s consolidated sales for the 26-week period ended March 29, 2002 and March 30, 2001, respectively. A substantial majority of these sales were VED segment products, but this customer also purchased satcom equipment products.

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

CRITICAL ACCOUNTING POLICIES

     Management is required to make judgements, assumptions and estimates in preparing its financial statements and related disclosures in conformity with accounting principles generally accepted in the United States. The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended September 28, 2001. The following critical accounting policies are those policies that management believes can affect its financial statements materially and involves subjective assumptions, judgements, or estimates.

     Revenue is recognized on a sale to a customer when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. The Company monitors the creditworthiness of its customers and does not record revenue on sales if collection is not reasonably assured. The Company’s products are generally subject to warranties, and the Company provides for the estimated future costs of repair, replacement or customer accommodation at the time of sale as an additional cost of product.

     Inventories are stated at the lower of average cost or market. The carrying value of inventory is reduced for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions. If actual demand were to be substantially lower than estimated, further write-downs could be required. While these estimates require management to make assumptions and judgements, management believes its understanding of the markets and customers the Company serves as well as the mature nature of many of the products the Company manufactures provides it with the ability to make reliable estimates. Management also evaluates the carrying value of inventory for lower of cost or market on an individual product or contract basis. Analyses are performed based on the estimated costs at completion and if necessary, a provision is recorded to properly reflect the product or contract at the lower of cost or net realizable value (selling price less estimated cost of disposal). If actual contract costs were to be substantially higher than estimated, further provisions could be required.

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to future net cash flows expected to be generated from the operation and sale of long-lived assets. If such assets are considered to be impaired, the Company’s carrying value is reduced to its estimated fair value. Adverse changes in the customers and markets served by the Company could result in future impairments of long-lived assets.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

     Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The Company assesses the recoverability of the carrying amount of goodwill by determining whether the carrying amount of goodwill can be recovered through undiscounted net cash flows of the acquired operation over the remaining amortization period. If determined to be impaired, the carrying amount is reduced to its estimated fair value which is based on an estimate of discounted future net cash flows. Adverse changes in the industries served by the Company, customer demand or other market conditions could result in future impairments of goodwill.

RESULTS OF OPERATIONS

     The Company serves the communications, radar, electronic countermeasures, industrial, medical and scientific markets. In addition, the Company divides the communications market into applications for ground-based satellite uplinks for military and commercial uses (“satcom”) and broadcast sectors. The Company defines and discusses its orders and sales trends by the end markets to more clearly relate its business to outside investors. Internally, however, the Company is organized into six operating units that are differentiated based on products. Four of these operating units comprise the Company’s vacuum electronic device (“VED”) segment. The Company also has a satellite communications equipment unit, which is a separate segment, and a solid state products unit, which is not reported as a separate segment. Segment data for VED and satcom equipment segments are included in Note 4 of the Notes to Consolidated Condensed Financial Statements.

     Orders during the second quarter of Fiscal 2002 were $65.3 million as compared to $78.1 million for the second quarter of Fiscal 2001. This decrease of $12.8 million for the quarter primarily reflects a weakness in the commercial communications market (down $ 3.2 million) coupled with fluctuations in the timing of order receipts in other non-communication markets (down $ 9.6 million) when compared to the second quarter of Fiscal 2001. Orders for the first six months of Fiscal 2002 of $136.7 million were down approximately $9.2 million or 6.3% from the $145.9 million in the same period of Fiscal 2001. The decrease from Fiscal 2001 levels was expected and can primarily be attributed to the decrease in orders in the commercial communications market as communications companies continue to delay capital spending. The total of all other non-communication orders were essentially unchanged from the first six months of Fiscal 2001.

     When orders for the first six months of Fiscal 2002 are reviewed by specific market, radar and electronic countermeasures decreased by $2.9 million, and $3.6 million, respectively, from the comparable period last year due primarily to timing of order releases from quarter to quarter. The Company expects orders in the radar market to increase during the remainder of the year with the total for the year consistent with Fiscal 2001 figures. Industrial orders are also down approximately $3.0 million from the first six months of Fiscal 2001 due to lower demand resulting from weak economic conditions. Medical and scientific orders have increased from the first six months of Fiscal 2001 by $6.8 million and $2.5 million, respectively. Medical orders increased due to the receipt of a few large orders for VED’s used in the treatment of cancer. Although these orders reoccur annually, their timing was accelerated and their value has increased from the prior year. Scientific orders have increased on a year-to-date basis compared to

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

Fiscal 2001 due primarily to the receipt of the final phase on an order from a government research laboratory. Overall, incoming order levels fluctuate significantly on a quarterly basis and a particular quarter’s order rate may not be indicative of future order levels. In addition, the Company’s sales are highly dependent upon manufacturing scheduling, performance and shipments and, accordingly, it is not possible to accurately predict when these orders will be recognized as sales.

     As of March 29, 2002, the Company had an order backlog of $158.7 million, representing approximately seven-and-a-half months of sales, compared to order backlog of $173.7 million, or approximately eight months of sales, as of March 30, 2001. Order backlog as of March 29, 2002 increased by $7.2 million from $151.5 million at the end of Fiscal 2001.

     Sales for the second quarter of Fiscal 2002 were $60.6 million, a decrease of $6.0 million, or 9.0%, from the same period in Fiscal 2001. This decrease was driven primarily by sales in the commercial communications and industrial markets. Sales for the first six months of Fiscal 2002 were $126.8 million, flat from the comparable period of Fiscal 2001. Although year-to-date sales were flat, the allocation between market segments has shifted. Sales in the commercial communications and industrial market decreased $4.8 million from the first six months of Fiscal 2001, while sales in the radar and scientific markets have increased by $5.8 million. Commercial communications and industrial sales have been negatively affected by lower demand in these markets. Sales in the radar and scientific markets have benefited from increased military and research spending. Medical and electronic countermeasures were down $0.4 million and $0.7 million, respectively, from the first six months of Fiscal 2001.

     Gross margin as a percentage of sales increased 2.4% to 21.4% for the second quarter of Fiscal 2002, compared with the second quarter of Fiscal 2001. The gross margin percentage also increased for the six month period from 20.0% of sales in Fiscal 2001 to 21.4% of sales in Fiscal 2002. Gross margins were negatively effected in Fiscal 2001 by start-up costs on several new satcom products. In addition, margin fluctuations are expected due to the mix of products sold during any period.

     Operating costs and expenses were $9.7 million, or 16.0% of sales, for the second quarter of Fiscal 2002 as compared to $11.7 million, or 17.6 % of sales, for the second quarter of Fiscal 2001. For the six months ended March 29, 2002, operating costs and expenses decreased $2.0 million compared with a year ago from $21.5 million or 17.0 % of sales in Fiscal 2001 to $19.5 million, or 15.4% of sales in Fiscal 2002. A portion of this decrease reflects a $1.1 million reduction in costs associated with the relocation of the Satcom Division operation from Palo Alto, California to the facility in Ontario, Canada for the first six months of Fiscal 2002 as compared to the comparable period of Fiscal 2001. The remainder of the decrease reflects the Company’s continuing efforts to reduce costs and improve operating efficiency.

     Earnings before interest, income taxes, depreciation and amortization (“EBITDA”)1 for the second quarter of Fiscal 2002 were $6.2 million, or 10.2% of sales, compared to $5.1 million, or 7.7% of sales, for the second quarter of Fiscal 2001. EBITDA for the first six months of Fiscal 2002 were $13.7

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
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

million, or 10.8% of sales, compared to $11.5 million, or 9.0% of sales, for the first six months of Fiscal 2001. This increase in EBITDA can be attributed to the improved margins coupled with the impact of lower operating costs.

     Income tax expense for the second quarter of Fiscal 2002 was $1.2 million compared to $0.3 million for the second quarter of Fiscal 2001. For the six months ended March 29, 2002, the income tax expense was $1.8 million compared to $0.5 million for the corresponding period of Fiscal 2001. The increase in income tax expense relates primarily to taxable income resulting from timing differences.

     Net loss was $1.7 million for the second quarter of Fiscal 2002 compared to a net loss of $3.8 million for the second quarter of Fiscal 2001. For the six months ended March 29, 2002, the net loss was $2.8 million compared to net loss of $6.2 million for the corresponding period of Fiscal 2001. The decrease in the net loss for both periods resulted from decreased operating costs and interest expense partially offset by the increase in income tax expense. Interest expense has decreased primarily as a result of lower interest rates and a reduction in outstanding debt.

     CPI’s operating results differ slightly from Holding due to a sale-leaseback transaction between CPI and Holding which took place in December 2000. In the first six months of Fiscal 2002, CPI’s net loss before taxes was $0.6 million, which was approximately $0.3 million lower than Holdings’ net loss before taxes of $0.9 million. As a result of this transaction, operating costs for CPI were approximately $0.7 million higher than those of Holding due to rental payments paid by CPI to Holding for use of the San Carlos facility offset by amortization of the deferred gain on the sales-leaseback and additional depreciation on the San Carlos facility. Interest expense, net, for CPI was approximately $1.0 million lower than that of Holding. The decrease primarily relates to the fact that Holding’s interest expense includes interest paid on the mortgage financing of the San Carlos facility. All other operations data for CPI is consistent with Holding’s for the second quarter of Fiscal 2002.

FINANCIAL CONDITION

     Cash flows provided by operating activities for the first six months of Fiscal 2002 were $20.6 million, compared with cash used in operating activities of $4.5 million during the first six months of Fiscal 2001. The positive cash flow was generated primarily from reductions in accounts receivable and inventories from Fiscal 2001 balances.

     Investing activities were comprised principally of investment in property, plant and equipment totaling $1.4 million for the first six months of Fiscal 2002. Purchases of property, plant and equipment decreased approximately $1.0 million from the comparable period of Fiscal 2001 as the Company continues to manage cash. The Company currently anticipates that capital expenditure requirements for Fiscal 2002 will be approximately $4.0 million, down slightly from amounts spent in Fiscal 2001 and 2000 for ongoing capital improvement requirements.

     Financing activities during the first six months of Fiscal 2002 were related to repayments on the Company’s secured credit facility (“Credit Facility”) of $17.8 million and repayments on capital leases of $0.5 million.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

     As of March 29, 2002, the Company had $15.9 million available under its revolving line of credit that expires December 22, 2004. The following is a summary of certain obligations and commitments of the Company as of March 29, 2002:

		Due in
		less than	Due in	Due in	Due after
(dollars in thousands)	Total	1 year	1-3 years	4-5 years	5 years

Debt obligations, including capital lease obligations	141,995	41,955	40	100,000	—
Noncancellable operating leases	1,902	873	874	155	—
Senior Redeemable Preferred Stock	28,586	—	—	—	28,586

Total cash obligations	172,483	42,828	914	100,155	28,586
Standby letters of credit	4,251	3,739	512	—	—

     The Company’s debt obligations include mortgage financing of $18.0 million and senior term loans of $20.0 million which are due on June 1, 2002 and December 22, 2002, respectively. The Company has received verbal notification from the bank that the mortgage loan will be extended for one year, until June 1, 2003, with terms similar to those on the existing mortgage. With respect to the senior term loans due December 22, 2002, management expects that cash to be generated by operations and borrowing under its Credit Facility in conjunction with either extending or finding alternative financing will allow it to meet this obligation. However, there can be no assurance that the combination of cash generated by operations, borrowing availability from the Company’s Credit Facility and additional collateral-based financing will be sufficient to meet the Company’s cash requirements. If the Company is unable to satisfy such cash requirements from these sources, the Company will adopt one or more alternatives, such as reducing or delaying capital expenditures, reducing discretionary costs, negotiating an increase to the Company’s borrowing capacity under its line of credit, and selling and leasing back its facility in San Carlos, California in a transaction with an outside party.

Market Risk

     The Company’s market risk disclosures set forth in its Annual Report on Form 10-K for the fiscal year ended September 28, 2001, have not changed significantly.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

Recent Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations will cease. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company plans to adopt this Statement beginning in the first quarter of Fiscal 2003 and therefore has not yet determined the impact on its consolidated financial position or results of operations. At the beginning of Fiscal 2003, the goodwill balance, net of amortization, is expected to be $21.7 million.

     The FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, in August 2001, and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, in October 2001. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and will require that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.” The Company does not expect the adoption of these statements to have a material effect on the Company’s consolidated financial position or results of operations. The Company will adopt this Statement beginning in the first quarter of Fiscal 2003

Forward-Looking Statements

     This document contains forward-looking statements that relate to future events or the Company’s future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

Risk Factors

     You should carefully consider the various risks and uncertainties that impact the Company’s business and the other information in this report and the Company’s other filings with the SEC before you decide to invest in the Company or to maintain or increase your investment. Such risks and uncertainties include, but are not limited to, the following: product demand and market acceptance risks; the effect of general economic conditions; the impact of competitive products and pricing; new product development and commercialization; technological difficulties and the ability to increase margins; production interruptions due to power shutdowns and volatility in energy costs; U.S. Government export policies; changes in Governmental appropriations, national defense policies and availability of Government funds; changes in environmental regulation and legislation; availability of certain critical materials and raw material price fluctuations; the Company’s ability to generate the significant amount of cash needed to service its debt; and the Company’s ability to obtain financing in the future. Any of the foregoing factors could cause the Company’s business, results of operations, or financial condition to suffer and actual results could differ materially from those expected.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  The following exhibits are being filed as part of this report:

Exhibit No.	Description

3.2	Amended and Restated Bylaws of CPI dated March 19, 2002

     (b)  Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended March 29, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATIONS & POWER INDUSTRIES, INC.

By:	/s/ O. Joe Caldarelli

O. Joe Caldarelli Chief Executive Officer Date: May 9, 2002

By:	/s/ Joel Littman

Joel Littman Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer) Date: May 9, 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION

By:	/s/ O. Joe Caldarelli

O. Joe Caldarelli Chief Executive Officer Date: May 9, 2002

By:	/s/ Joel Littman

Joel Littman Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer) Date: May 9, 2002

EXHIBIT INDEX

Exhibit No.	Description

3.2	Amended and Restated Bylaws of CPI dated March 19, 2002