Form 10-Q
period 2002-06-28
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORP; COMMUNICATIONS & POWER INDUSTRIES INC
filed 2002-08-09
CIK 1000654, 1000564

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 28, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to

Commission File Number: 33-96858-01	Commission File Number: 33-96858

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION	COMMUNICATIONS & POWER INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	Delaware (State of Incorporation)

77-0407395 (I.R.S. employer identification number)	77-0405693 (I.R.S. employer identification number)

811 Hansen Way Palo Alto, California 94303-1110 (650) 846-2900 (Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)	811 Hansen Way Palo Alto, California 94303-1110 (650) 846-2900 (Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(b) of the Act:
None	None

Securities registered pursuant to Section 12(g) of the Act:	Securities registered pursuant to Section 12(g) of the Act:
None	None

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ].

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the Registrant’s classes of Common Stock, as of the latest practicable date: Communications & Power Industries Holding Corporation: 4,908,172 shares of Common Stock, $.01 par value, at July 31, 2002. Communications & Power Industries, Inc.: 1 share of Common Stock, $.01 par value, at July 31, 2002.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
Consolidated Condensed Balance Sheets, June 28, 2002 and September 28, 2001
Consolidated Condensed Statements of Operations for the 13-week periods ended June 28, 2002 and June 29, 2001
Consolidated Condensed Statements of Operations for the 39-week periods ended June 28, 2002 and June 29, 2001
Consolidated Condensed Statements of Cash Flows for the 39-week periods June 28, 2002 and June 29, 2001
COMMUNICATIONS & POWER INDUSTRIES, INC.
Consolidated Condensed Balance Sheets, June 28, 2002 and September 28, 2001
Consolidated Condensed Statements of Operations for the 13-week periods ended June 28, 2002 and June 29, 2001
Consolidated Condensed Statements of Operations for the 39-week periods ended June 28, 2002 and June 29, 2001
Consolidated Condensed Statements of Cash Flows for the 39-week periods June 28, 2002 and June 29, 2001
Notes to Consolidated Condensed Financial Statements
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II: OTHER INFORMATION
SIGNATURES
EXHIBIT 10.11.1
EXHIBIT 10.12.1
EXHIBIT 10.13.1
EXHIBIT 10.14.1
EXHIBIT 99.1
EXHIBIT 99.2
EXHIBIT 99.3
EXHIBIT 99.4

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

PART I: FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
Consolidated Condensed Balance Sheets, June 28, 2002 and September 28, 2001	2
Consolidated Condensed Statements of Operations for the 13-week periods ended June 28, 2002 and June 29, 2001	3
Consolidated Condensed Statements of Operations for the 39-week periods ended June 28, 2002 and June 29, 2001	4
Consolidated Condensed Statements of Cash Flows for the 39-week periods June 28, 2002 and June 29, 2001	5
Notes to Consolidated Condensed Financial Statements	10
COMMUNICATIONS & POWER INDUSTRIES, INC.
Consolidated Condensed Balance Sheets, June 28, 2002 and September 28, 2001	6
Consolidated Condensed Statements of Operations for the 13-week periods ended June 28, 2002 and June 29, 2001	7
Consolidated Condensed Statements of Operations for the 39-week periods ended June 28, 2002 and June 29, 2001	8
Consolidated Condensed Statements of Cash Flows for the 39-week periods June 28, 2002 and June 29, 2001	9
Notes to Consolidated Condensed Financial Statements	10
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
PART II: OTHER INFORMATION	21
SIGNATURES	22

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands-unaudited)

	June 28,	September 28,
	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$2,459	$2,903
Accounts receivable, net	36,686	46,738
Inventories	43,959	57,678
Deferred taxes	876	3,500
Other current assets	2,192	2,241

Total current assets	86,172	113,060
Property, plant, and equipment, net	57,267	62,698
Goodwill and other intangibles, net	23,132	23,452
Debt issue costs, net	3,649	4,857

Total assets	$170,220	$204,067

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Revolving credit facility	$7,685	$21,293
Current portion of capital leases	151	919
Mortgage financing	17,750	18,000
Senior term loan	—	20,000
Accounts payable	13,274	14,729
Accrued expenses	20,778	17,859
Product warranty	4,467	4,225
Income taxes payable	3,034	407
Accrued dividends payable	8,183	4,387
Advance payments from customers	9,567	9,193

Total current liabilities	84,889	111,012
Senior subordinated notes	100,000	100,000
Obligations under capital leases	—	90

Total liabilities	184,889	211,102

Senior Redeemable Preferred Stock of Subsidiary	28,640	28,479

Junior Preferred Stock of Subsidiary	24,567	22,094

Commitments and contingencies
Stockholders’ Deficit
Common stock	49	49
Additional paid-in capital	19,111	19,111
Accumulated deficit	(85,823)	(75,587)
Stockholder loans	(1,213)	(1,181)

Net stockholders’ deficit	(67,876)	(57,608)

Total liabilities, preferred stock and stockholders’ deficit	$170,220	$204,067

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

CONSOLIDATED CONDENSED
STATEMENTS OF OPERATIONS
(in thousands — unaudited)

	13-Week	13-Week
	period ended	period ended
	June 28,	June 29,
	2002	2001

Sales	$64,792	$72,724
Cost of sales	48,128	57,071

Gross profit	16,664	15,653

Operating costs and expenses:
Research and development	1,584	1,466
Selling and marketing	4,097	4,648
General and administrative	4,807	5,954

Total operating costs and expenses	10,488	12,068

Operating income	6,176	3,585
Interest expense	(4,228)	(5,208)

Income (loss) before taxes	1,948	(1,623)
Income tax expense	2,987	250

Net loss	(1,039)	(1,873)
Preferred dividends:
Senior redeemable preferred stock	1,310	1,115
Junior preferred stock	853	743

Net loss attributable to common stock	$(3,202)	$(3,731)

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

CONSOLIDATED CONDENSED
STATEMENTS OF OPERATIONS
(in thousands — unaudited)

	39-Week	39-Week
	period ended	period ended
	June 28,	June 29,
	2002	2001

Sales	$191,632	$199,670
Cost of sales	147,863	158,596

Gross profit	43,769	41,074

Operating costs and expenses:
Research and development	4,356	4,395
Selling and marketing	11,682	12,975
General and administrative	13,950	16,216

Total operating costs and expenses	29,988	33,586

Operating income	13,781	7,488
Gain on sale of property, plant and equipment	—	887
Interest expense	(12,767)	(15,739)

Income (loss) before taxes	1,014	(7,364)
Income tax expense	4,820	750

Net loss	(3,806)	(8,114)
Preferred dividends:
Senior redeemable preferred stock	3,796	3,233
Junior preferred stock	2,473	2,155

Net loss attributable to common stock	$(10,075)	$(13,502)

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

CONSOLIDATED CONDENSED
STATEMENTS OF CASH FLOWS
(in thousands — unaudited)

	39-Week	39-Week
	period ended	period ended
	June 28,	June 29,
	2002	2001

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$36,517	$(3,984)

INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	—	1,922
Purchase of property, plant and equipment	(2,144)	(3,784)

Net cash used in investing activities	(2,144)	(1,862)

FINANCING ACTIVITIES
Repayments on capital leases	(858)	(595)
Payment of debt issue costs	(101)	(2,368)
Repayment of terminated revolving credit facility	—	(40,000)
Net (repayment) proceeds from revolving credit facility	(13,608)	25,580
Repayments on terminated senior term loans	—	(16,049)
(Repayment) proceeds from senior term loan	(20,000)	20,000
(Repayment) proceeds from mortgage financing	(250)	18,000

Net cash (used in) provided by financing activities	(34,817)	4,568

NET DECREASE IN CASH AND CASH EQUIVALENTS	(444)	(1,278)
Cash and cash equivalents at beginning of period	2,903	4,766

Cash and cash equivalents at end of period	$2,459	$3,488

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands-unaudited)

	June 28,	September 28,
	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$2,459	$2,903
Accounts receivable, net	36,686	46,738
Inventories	43,959	57,678
Deferred taxes	876	3,500
Other current assets	2,192	2,241

Total current assets	86,172	113,060
Property, plant, and equipment, net	43,725	48,672
Goodwill and other intangibles, net	23,132	23,452
Debt issue costs, net	3,558	4,715
Note receivable from parent	5,750	5,750

Total assets	$162,337	$195,649

LIABILITIES, REDEEMABLE PREFERRED STOCK AND DEFICIT
Current Liabilities
Revolving credit facility	$7,685	$21,293
Current portion of capital leases	151	919
Senior term loan	—	20,000
Accounts payable	13,274	15,175
Accrued expenses	21,690	18,196
Product warranty	4,467	4,225
Income taxes payable	3,197	407
Accrued dividends payable	8,183	4,387
Advance payments from customers	9,567	9,193

Total current liabilities	68,214	93,795
Senior subordinated notes	100,000	100,000
Deferred income on sale-leaseback	7,417	7,735
Obligations under capital leases	—	90

Total liabilities	175,631	201,620

Senior Redeemable Preferred Stock	28,640	28,479

Commitments and contingencies
Stockholders’ Deficit:
Junior preferred stock	2	2
Common stock	—	—
Additional paid-in capital	43,724	41,252
Accumulated deficit	(84,447)	(74,523)
Stockholder loans	(1,213)	(1,181)

Net stockholders’ deficit	(41,934)	(34,450)

Total liabilities, senior redeemable preferred stock and stockholders’ deficit	$162,337	$195,649

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED CONDENSED
STATEMENTS OF OPERATIONS
(in thousands — unaudited)

	13-Week	13-Week
	period ended	period ended
	June 28,	June 29,
	2002	2001

Sales	$64,792	$72,724
Cost of sales	48,128	57,071

Gross profit	16,664	15,653

Operating costs and expenses:
Research and development	1,584	1,466
Selling and marketing	4,097	4,648
General and administrative	5,154	6,359

Total operating costs and expenses	10,835	12,473

Operating income	5,829	3,180
Interest expense	(3,731)	(4,530)

Income (loss) before taxes	2,098	(1,350)
Income tax expense	3,150	250

Net loss	(1,052)	(1,600)
Preferred dividends:
Senior redeemable preferred stock	1,310	1,115
Junior preferred stock	853	743

Net loss attributable to common stock	$(3,215)	$(3,458)

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED CONDENSED
STATEMENTS OF OPERATIONS
(in thousands — unaudited)

	39-Week	39-Week
	period ended	period ended
	June 28,	June 29,
	2002	2001

Sales	$191,632	$199,670
Cost of sales	147,863	158,596

Gross profit	43,769	41,074

Operating costs and expenses:
Research and development	4,356	4,395
Selling and marketing	11,682	12,975
General and administrative	14,985	16,896

Total operating costs and expenses	31,023	34,266

Operating income	12,746	6,808
Gain on sale of property, plant and equipment	—	887
Interest expense	(11,257)	(14,253)

Income (loss) before taxes	1,489	(6,558)
Income tax expense	4,983	750

Net loss	(3,494)	(7,308)
Preferred dividends:
Senior redeemable preferred stock	3,796	3,233
Junior preferred stock	2,473	2,155

Net loss attributable to common stock	$(9,763)	$(12,696)

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED CONDENSED
STATEMENTS OF CASH FLOWS
(in thousands — unaudited)

	39-Week	39-Week
	period ended	period ended
	June 28,	June 29,
	2002	2001

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$36,166	$(3,708)

INVESTING ACTIVITIES
Proceeds from sale of property to parent	—	17,250
Proceeds from sale of property, plant and equipment		1,922
Purchase of property, plant and equipment	(2,144)	(3,784)

Net cash (used in) provided by investing activities	(2,144)	15,388

FINANCING ACTIVITIES
Repayments on capital leases	(858)	(595)
Payment of debt issue costs	—	(1,894)
Repayments of terminated revolving credit facility	—	(40,000)
Net (repayments) proceeds from revolving credit facility	(13,608)	25,580
Repayments of terminated senior term loans	—	(16,049)
(Repayments) proceeds from senior term loan	(20,000)	20,000

Net cash used by financing activities	(34,466)	(12,958)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(444)	(1,278)
Cash and cash equivalents at beginning of period	2,903	4,766

Cash and cash equivalents at end of period	$2,459	$3,488

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

2. Inventories

Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:

	June 28,	September 28,
	2002	2001

	(In thousands)
Raw materials and parts	$32,339	$40,776
Work in process	8,004	14,874
Finished goods	3,616	2,028

Total inventories	$43,959	$57,678

3. Supplemental Cash Flow Information

	Holding		CPI

	39-Week Period Ended		39-Week Period Ended

	June 28,	June 29,	June 28,	June 29,
	2002	2001	2002	2001

	(In millions)
Cash Payments
Interest payments	$9.0	$11.6	$8.3	$10.9
Tax payments	$0.7	$0.6	$0.7	$0.6
Non-cash Financing
Unpaid cash dividends on senior preferred stock	$8.2	$3.2	$8.2	$3.2

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

4. Segments and Related Information

The Company has two reportable segments: vacuum electronic devices (“VEDs”) and satcom equipment. The CEO, identified as the Chief Operating Decision Maker, evaluates performance and allocates resources based on the Company’s principal performance measure: earnings before income taxes, interest, depreciation and amortization (“EBITDA”).

Summarized financial information concerning the Company’s reportable segments is shown in the following table. Included in the “Other” column is financial information for the Company’s Solid State Products Division, which did not meet the quantitative thresholds, and certain unallocated corporate-level operating expenses. Intersegment product transfers are recorded at cost.

		Satcom
(In thousands)	VED”s	Equipment	Other	Total

For the 13-Week Period Ended June 28, 2002:
Revenues from external customers	$54,103	$10,015	$674	$64,792
Intersegment product transfers	3,531	—	229	3,760
EBITDA — Holding	11,535	541	(3,135)	8,941
EBITDA — CPI	11,535	541	(3,642)	8,434
For the 13-Week Period Ended June 29, 2001:
Revenues from external customers	$52,775	$17,124	$2,825	$72,724
Intersegment product transfers	6,196	—	480	6,676
EBITDA — Holding	9,108	(260)	(1,929)	6,919
EBITDA — CPI	9,108	(260)	(2,495)	6,353
For the 39-Week Period Ended June 28, 2002:
Revenues from external customers	$152,962	$36,920	$1,750	$191,632
Intersegment product transfers	8,400	—	855	9,255
EBITDA — Holding	27,724	768	(5,890)	22,602
EBITDA — CPI	27,724	768	(7,409)	21,083
For the 39-Week Period Ended June 29, 2001:
Revenues from external customers	$148,819	$44,191	$6,660	$199,670
Intersegment product transfers	14,936	—	1,178	16,114
EBITDA — Holding	24,189	(921)	(4,897)	18,371
EBITDA — CPI	24,189	(921)	(5,911)	17,357

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

A reconciliation of EBITDA from reportable segments to Income (Loss) before Taxes is as follows:

	Holding		CPI

	13-Week Period Ended		13-Week Period Ended

(In thousands)	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001

Segment EBITDA	$8,941	$6,919	$8,434	$6,353
Less:
Depreciation and amortization	2,765	3,334	2,605	3,173
Interest expense	4,228	5,208	3,731	4,530

Income (loss) before taxes	$1,948	$(1,623)	2,098	$(1,350)

	Holding		CPI

	39-Week Period Ended		39-Week Period Ended

(In thousands)	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001

Segment EBITDA	$22,602	$18,371	$21,083	$17,357
Less:
Depreciation and amortization	8,821	9,996	8,337	9,662
Interest expense	12,767	15,739	11,257	14,253

Income (loss) before taxes	$1,014	$(7,364)	$1,489	$(6,558)

Sales by geographic area to unaffiliated customers (based on the location of customer) are as follows:

	13-Week Period Ended		39-Week Period Ended

(In thousands)	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001

United States	$42,289	$46,318	$135,078	$134,989
All foreign countries	22,503	26,406	56,554	64,681

Total Sales	$64,792	$72,724	$191,632	$199,670

CPI has a single customer that accounts for 10% or more of consolidated sales. Sales to this customer were $14.2 million and $11.2 million of the Company’s consolidated sales for the 13-week period ended June 28, 2002 and June 29, 2001, respectively. Sales to this customer were $34.4 million and $32.3 million of the Company’s consolidated sales for the 39-week period ended June 28, 2002 and June 29, 2001, respectively. A substantial majority of these sales were VED segment products, but this customer also purchased satcom equipment products.

5. Mortgage Refinancing

On June 1, 2002, Holding’s mortgage financing of $18.0M was refinanced. Under the terms of the refinancing, the loan was extended until June 1, 2003 and the Company agreed to pay two principal installments of $250,000 on June 1, 2002 and December 1, 2002. The mortgage bears interest at a rate of LIBOR plus 4.25%.

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

Orders during the third quarter of Fiscal 2002 were $55.2 million as compared to $57.5 million for the third quarter of Fiscal 2001. This decrease of $2.3 million for the quarter primarily reflects continued weakness in the commercial communications market (down $ 11.6 million) offset in part by fluctuations in the timing of order receipts in other non-communication markets, particularly radar, when compared to the third quarter of Fiscal 2001.

Orders for the first nine months of Fiscal 2002 of $191.9 million have declined approximately $11.5 million or 5.7% from the $203.3 million in the same period of Fiscal 2001. The decrease from Fiscal 2001 levels was expected and can be attributed primarily to the decrease in orders in the commercial communications market which were down $20.5 million from the first nine months of Fiscal 2001, as communications companies continue to delay capital spending. This situation is expected to continue into Fiscal 2003. Orders in the electronic countermeasures market decreased by $2.5 million from the comparable period last year due primarily to the timing of order releases from quarter to quarter. Industrial orders decreased $2.2 million from the first nine months of Fiscal 2001 primarily as a result of weak economic conditions. Offsetting these decreases somewhat are orders in the radar, medical and scientific markets. There is strong demand in radar market at this time; orders for the first nine months of Fiscal 2002 exceed the comparable period of Fiscal 2001 by $4.5 million and the trend is expected to continue into the fourth quarter. Medical orders are $6.5 million higher than the prior year due to the receipt of large orders for VED’s used in the treatment of cancer. Although these orders reoccur annually, their timing was accelerated and their value has increased from the prior year. Medical orders on an annual basis are expected to be consistent with Fiscal 2001. Scientific orders have increased by $2.7 million on a year-to-date basis compared to Fiscal 2001 due primarily to the receipt of the final phase on an order from a government research laboratory. Excluding this order, orders in the scientific

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

market are expected to be fairly consistent with Fiscal 2001 levels. Overall, incoming order levels fluctuate significantly on a quarterly basis and a particular quarter’s order rate may not be indicative of future order levels. In addition, the Company’s sales are highly dependent upon manufacturing scheduling, performance and shipments and, accordingly, it is not possible to accurately predict when these orders will be recognized as sales.

As of June 28, 2002, the Company had order backlog of $149.0 million, representing approximately seven months of sales, compared to order backlog of $160.7 million, or approximately seven-and-a-half months of sales, as of June 29, 2001. Order backlog at the end of the third quarter also decreased slightly from $151.5 million at the end of Fiscal 2001.

Sales for the third quarter of Fiscal 2002 were $64.8 million, a decrease of $7.9 million, or 10.9%, from the same period in Fiscal 2001. This decrease was driven primarily by lower sales in the commercial communications market. Sales for the first nine months of Fiscal 2002 were $191.6 million, down $8.1 million from $199.7 million in the comparable period of Fiscal 2001. This decrease can be attributed to lower demand in the commercial communications and industrial markets with sales down $11.1 million and $4.4 million, respectively, from the comparable period of Fiscal 2001. Offsetting this decrease are sales to the radar, medical and scientific markets which have increased by $2.9 million, $1.4 million and $4.0 million, respectively from the first nine months of Fiscal 2001. Sales in the radar and scientific markets have benefited from increased military and research spending. Sales in the electronic countermeasures market were down $0.9 million from the first nine months of Fiscal 2001.

Gross margin increased 4.2% to 25.7% for the third quarter of Fiscal 2002, compared with the third quarter of Fiscal 2001. The gross margin also increased for the nine-month period from 20.6% of sales in Fiscal 2001 to 22.8% of sales in Fiscal 2002. Gross margins were negatively effected in Fiscal 2001 by start-up costs on several new satcom products. In addition, margin fluctuations are expected due to the mix of products sold during any period.

Operating costs and expenses were $10.5 million, or 16.2% of sales, for the third quarter of Fiscal 2002 as compared to $12.1 million, or 16.6 % of sales, for the third quarter of Fiscal 2001. For the nine months ended June 28, 2002, operating costs and expenses decreased $3.6 million compared with a year ago from $33.6 million, or 16.8 % of sales, in Fiscal 2001 to $30.0 million, or 15.7% of sales, in Fiscal 2002. A portion of this decrease reflects a $1.3 million reduction in costs for the first nine months of Fiscal 2002 as compared to the comparable period of Fiscal 2001 which was associated with the relocation of the Satcom Division’s production from Palo Alto, California to the Company’s facility in Ontario, Canada. Fiscal 2001 operating costs also include $0.4 million for the consolidation of the Company’s administrative offices into a single building in Palo Alto. The remainder of the decrease reflects the Company’s continuing efforts to reduce costs and improve operating efficiency.

Earnings before interest, income taxes, depreciation and amortization (“EBITDA”)1 for the third quarter of Fiscal 2002 were $8.9 million, or 13.7% of sales, compared to $6.9 million, or 9.5% of sales, for the

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
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

third quarter of Fiscal 2001. EBITDA for the first nine months of Fiscal 2002 were $22.6 million, or 11.8% of sales, compared to $18.4 million, or 9.2% of sales, for the first nine months of Fiscal 2001. This increase in EBITDA can be attributed to the improved margins coupled with the impact of lower operating costs.

Income tax expense for the third quarter of Fiscal 2002 was $3.0 million compared to $0.3 million for the third quarter of Fiscal 2001. For the nine months ended June 28, 2002, the income tax expense was $4.8 million compared to $0.8 million for the corresponding period of Fiscal 2001. The increase in income tax expense relates primarily to taxable income resulting from a timing difference in conjunction with the Satcom relocation to Canada.

Net loss was $1.0 million for the third quarter of Fiscal 2002 compared to a net loss of $1.9 million for the third quarter of Fiscal 2001. For the nine months ended June 28, 2002, the net loss was $3.8 million compared to a net loss of $8.1 million for the corresponding period of Fiscal 2001. The decrease in the net loss for both periods resulted from improved gross margins, decreased operating and interest expenses partially offset by the increase in income tax expense. Interest expense has decreased due to a reduction in outstanding debt as well as lower interest rates.

CPI’s operating results differ slightly from Holding due to a sale-leaseback transaction between CPI and Holding which took place in December 2000. In the first nine months of Fiscal 2002, CPI’s net income before taxes was $1.5 million, which was approximately $0.5 million higher than Holdings’ net income before taxes of $1.0 million. As a result of this transaction, operating costs for CPI were approximately $1.0 million higher than those of Holding due to rental payments paid by CPI to Holding for use of the San Carlos facility offset by amortization of the deferred gain on the sales-leaseback and additional depreciation on the San Carlos facility. Interest expense, net, for CPI was approximately $1.5 million lower than that of Holding. The decrease primarily relates to the fact that Holding’s interest expense includes interest paid on the mortgage financing of the San Carlos facility combined with CPI’s interest income on a note receivable with Holding. All other operations data for CPI is consistent with Holding’s for the third quarter of Fiscal 2002.

FINANCIAL CONDITION

Cash flows provided by operating activities for the first nine months of Fiscal 2002 were $36.5 million, compared with cash used in operating activities of $4.0 million during the first nine months of Fiscal 2001. The positive cash flow was generated primarily from reductions in accounts receivable and inventories from Fiscal 2001 balances. The Company began the year with significant amounts of accounts receivable and inventory and has made substantial progress in reducing the balances by $10.1 million and $13.7 million, respectively, contributing to improved cash performance.

Investing activities were comprised of investment in property, plant and equipment totaling $2.1 million for the first nine months of Fiscal 2002. Purchases of property, plant and equipment decreased approximately $1.7 million from the comparable period of Fiscal 2001 of which approximately $1.0 million can be attributed to the relocation of the Company’s satcom operations to its facility in Ontario, Canada. The remaining decrease is a result of the Company’s continued focus on cash management. The Company currently anticipates that capital expenditure requirements for Fiscal 2002 will be down

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

significantly from the $5.8 million spent in Fiscal 2001 of which $4.4 million related to ongoing capital improvement requirements.

Financing activities during the first nine months of Fiscal 2002 were related primarily to repayment of the Company’s $20.0 million senior term loan and repayments on the Company’s secured credit facility (“Credit Facility”) of $13.6 million. The $20.0 million senior term loan was repaid in June 2002 using approximately $9.3 million in available cash and drawing $10.7 million from its line of credit.

As of June 28, 2002, the Company had $23.5 million available under its revolving line of credit that expires December 22, 2004. The following is a summary of certain obligations and commitments of the Company as of June 28, 2002:

	Due in Fiscal Years

						2007 and
(In thousands)	2002	2003	2004	2005	2006	Thereafter	Total

Debt obligations, including capital lease obligations	$7,805	$17,781	$—	$100,000	$—	$—	$125,586
Noncancellable operating leases	288	593	430	294	9	—	1,614
Senior Redeemable Preferred Stock	—	—	—	—	—	28,640	28,640

Total cash obligations	$8,093	$18,374	$430	$100,294	$9	$28,640	$155,840

Standby letters of credit	$349	$4,528	$18	$—	$—	$—	$4,895

The Company’s debt obligations include mortgage financing of $17.8 million which was refinanced in June 2002. Under the terms of the refinancing, the loan was extended until June 1, 2003 and the Company agreed to pay two principal installments of $250,000 on June 1, 2002 and December 1, 2002. Management expects that cash to be generated by operations and borrowing under its Credit Facility in conjunction with either extending or finding alternative financing will allow it to meet this obligation. However, there can be no assurance that the combination of cash generated by operations, borrowing availability from the Company’s Credit Facility and additional collateral-based financing will be sufficient to meet the Company’s cash requirements. If the Company is unable to satisfy such cash requirements from these sources, the Company will adopt one or more alternatives, such as reducing or delaying capital expenditures, reducing discretionary costs, negotiating an increase to the Company’s borrowing capacity under its line of credit, and selling and leasing back its facility in San Carlos, California in a transaction with an outside party.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

Market Risk

The Company’s market risk disclosures set forth in its Annual Report on Form 10-K for the fiscal year ended September 28, 2001, have not changed significantly.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations will cease. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company plans to adopt this Statement beginning in the first quarter of Fiscal 2003 and therefore has not yet determined the impact on its consolidated financial position or results of operations. At the beginning of Fiscal 2003, the goodwill balance, net of amortization, is expected to be $21.7 million.

The FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” in August 2001, and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” in October 2001. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and will require that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.” The Company does not expect the adoption of these statements to have a material effect on the Company’s consolidated financial position or results of operations. The Company will adopt these Statements beginning in the first quarter of Fiscal 2003

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective in fiscal years beginning after May 15, 2002, with early adoption permitted and, in general, are to be applied prospectively. The Company is currently assessing the impact of SFAS No. 145 on its financial position, results of operations and cash flows as well as timing of its adoption.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” This statement revises the accounting for exit and disposal activities under EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity,” by spreading out the reporting of expenses related to restructuring activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are “incurred” and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Earlier adoption is encouraged. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146 and liabilities that a Company previously recorded under EITF Issue 94-3 are grandfathered. The Company is currently assessing the impact of SFAS No. 146 on its financial position, results of operations and cash flows as well as timing of its adoption.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibits are being filed as part of this report:

Exhibit No.	Description

10.11.1	Modification Agreement of Secured Loan between Holding and Wells Fargo Bank, National Association, dated June 1, 2002
10.12.1	Amended and Restated Promissory Note Secured by Deed of Trust by Holding in favor of Wells Fargo Bank, National Association, dated June 1, 2002
10.13.1	Memorandum of Modification Agreement Amending Deed of Trust by Holding in favor of Wells Fargo Bank, National Association, dated June 1, 2002
10.14.1	Junior Lienor’s Consent and Subordination Agreement by CPI in favor of Wells Fargo Bank, National Association, dated June 1, 2002
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

     No reports were filed on Form 8-K during the quarter ended June 28, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION

By:	/s/ O. Joe Caldarelli

O. Joe Caldarelli Chief Executive Officer Date: August 8, 2002

By:	/s/ Joel Littman

Joel Littman Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer) Date: August 8, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATIONS & POWER INDUSTRIES, INC.

By:	/s/ O. Joe Caldarelli

O. Joe Caldarelli Chief Executive Officer Date: August 8, 2002

By:	/s/ Joel Littman

Joel Littman Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer) Date: August 8, 2002

EXHIBIT INDEX

Exhibit No.	Description

10.11.1	Modification Agreement of Secured Loan between Holding and Wells Fargo Bank, National Association, dated June 1, 2002
10.12.1	Amended and Restated Promissory Note Secured by Deed of Trust by Holding in favor of Wells Fargo Bank, National Association, dated June 1, 2002
10.13.1	Memorandum of Modification Agreement Amending Deed of Trust by Holding in favor of Wells Fargo Bank, National Association, dated June 1, 2002
10.14.1	Junior Lienor’s Consent and Subordination Agreement by CPI in favor of Wells Fargo Bank, National Association, dated June 1, 2002
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002