Form 10-K/A
period 2002-09-27
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORP
filed 2002-12-17
CIK 1000654

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE:

(None)

EXPLANATORY NOTE

This amendment to Communications & Power Industries Holding Corporation and Communications & Power Industries, Inc. Form 10K is filed solely to include the Signatures page and officer Certification pages for Communications & Power Industries, Inc. which were inadvertently omitted from the original filing.

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

O. Joe Caldarelli
Chief Executive Officer

Date: December 12, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOHN G. DANHAKL John G. Danhakl	Director	December 12, 2002

/s/ JOHN M. BAUMER John M. Baumer	Director	December 12, 2002

/s/ ROBERT A. FICKETT Robert A. Fickett	Director	December 12, 2002

/s/ WILLIAM P. RUTLEDGE William P. Rutledge	Chairman of the Board and Director	December 12, 2002

/s/ O. JOE CALDARELLI O. Joe Caldarelli	Director, Chief Executive Officer (Principal Executive Officer)	December 12, 2002

/s/ JOEL A. LITTMAN Joel A. Littman	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	December 12, 2002

CERTIFICATION

      I, O. Joe Caldarelli, certify that:

1. I have reviewed this annual report on Form 10-K of Communications & Power Industries, Inc.;

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

CERTIFICATION

I, Joel A. Littman, certify that:

1. I have reviewed this annual report on Form 10-K of Communications & Power Industries, Inc.;

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