Form 10-Q
period 2004-01-02
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORP; COMMUNICATIONS & POWER INDUSTRIES INC
filed 2004-02-12
CIK 1000654, 1000564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 33-96858-01	Commission file number: 33-96858
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION	COMMUNICATIONS & POWER INDUSTRIES, INC.
(Exact Name of Registrant as Specified in Its Charter)	(Exact Name of Registrant as Specified in Its Charter)
Delaware	Delaware
(State or Other Jurisdiction of Incorporation or Organization)	(State or Other Jurisdiction of Incorporation or Organization)
77-0407395	77-0405693
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)
811 Hansen Way	811 Hansen Way
Palo Alto, California 94303-1110	Palo Alto, California 94303-1110
(650) 846-2900	(650) 846-2900
(Address of Principal Executive Offices and Telephone Number, Including Area Code)	(Address of Principal Executive Offices and Telephone Number, Including Area Code)

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the Registrant’s classes of Common Stock, as of the latest practicable date: Communications & Power Industries Holding Corporation: 100 shares of Common Stock, $.01 par value, at February 6, 2004. Communications & Power Industries, Inc.: 1 share of Common Stock, $.01 par value, at February 6, 2004.

PART I: FINANCIAL STATEMENTS
ITEM 1: CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
COMMUNICATIONS & POWER INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4: CONTROLS AND PROCEDURES
PART II: OTHER INFORMATION
SIGNATURES
Exhibit Index
EXHIBIT 3.1
EXHIBIT 4.1
EXHIBIT 4.2
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 31
EXHIBIT 32
EXHIBIT 99

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

PART I: FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
Consolidated Condensed Balance Sheets, January 2, 2004 and October 3, 2003	2
Consolidated Condensed Statements of Operations for the 13-week period ended January 2, 2004 and the 14-week period ended January 3, 2003	3
Consolidated Condensed Statements of Cash Flows for the 13-week period ended January 2, 2004 and the 14-week period ended January 3, 2003	4
Notes to Consolidated Condensed Financial Statements	8
COMMUNICATIONS & POWER INDUSTRIES, INC.
Consolidated Condensed Balance Sheets, January 2, 2004 and October 3, 2003	5
Consolidated Condensed Statements of Operations for the 13-week period ended January 2, 2004 and the 14-week period ended January 3, 2003	6
Consolidated Condensed Statements of Cash Flows for the 13-week period ended January 2, 2004 and the 14-week period ended January 3, 2003	7
Notes to Consolidated Condensed Financial Statements	8
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25
ITEM 4: CONTROLS AND PROCEDURES	25
PART II: OTHER INFORMATION	26
SIGNATURES	28

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands-unaudited)

	January 2,	October 3,
	2004	2003

ASSETS
Current Assets
Cash and cash equivalents	$38,067	33,751
Accounts receivable, net	35,255	33,128
Inventories	36,380	37,358
Other current assets	2,191	2,210

Total current assets	111,893	106,447
Property, plant, and equipment, net	51,834	52,947
Goodwill	19,149	19,149
Intangibles, net	1,045	1,140
Debt issue costs, net	1,940	2,285

Total assets	$185,861	181,968

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Senior subordinated notes	$26,000	—
Mortgage financing	17,500	17,500
Accounts payable	12,876	15,624
Accrued expenses	21,126	21,445
Product warranty	6,130	5,401
Income taxes payable	6,132	3,584
Accrued dividends payable	17,058	15,449
Advance payments from customers	8,961	10,203

Total current liabilities	115,783	89,206
Senior subordinated notes	74,000	100,000

Total liabilities	189,783	189,206

Senior Redeemable Preferred Stock of CPI	28,960	28,907

Junior Preferred Stock of CPI	30,349	29,300

Commitments and contingencies
Stockholders’ Deficit
Common stock	50	50
Additional paid-in capital	21,519	21,519
Deferred compensation	(1,195)	(1,289)
Accumulated deficit	(82,341)	(84,469)
Stockholder loans	(1,264)	(1,256)

Net stockholders’ deficit	(63,231)	(65,445)

Total liabilities, preferred stock and stockholders’ deficit	$185,861	181,968

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

CONSOLIDATED CONDENSED
STATEMENTS OF OPERATIONS
(in thousands - unaudited)

	13-Week	14-Week
	period ended	period ended
	January 2,	January 3,
	2004	2003

Sales	$68,313	61,626
Cost of sales	47,141	44,936

Gross profit	21,172	16,690

Operating costs and expenses:
Research and development	1,733	1,445
Selling and marketing	3,624	3,924
General and administrative	4,130	3,878

Total operating costs and expenses	9,487	9,247

Operating income	11,685	7,443
Other income	—	267
Interest expense	(3,559)	(3,670)

Income before taxes	8,126	4,040
Income tax expense	3,287	1,504

Net income	4,839	2,536
Preferred dividends:
Senior redeemable preferred stock	1,609	1,402
Junior preferred stock	1,048	914

Net income attributable to common stock	$2,182	220

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

CONSOLIDATED CONDENSED
STATEMENTS OF CASH FLOWS
(in thousands - unaudited)

	13-Week	14-Week
	period ended	period ended
	January 2,	January 3,
	2004	2003

OPERATING ACTIVITIES
Net cash provided by operating activities	$6,194	13,328

INVESTING ACTIVITIES
Purchase of property, plant and equipment, net	(239)	(263)

FINANCING ACTIVITIES
Repayments on capital leases	—	(27)
Payment of debt issue costs	—	(254)
Net repayment from bank overdraft	(1,639)	(2,333)
Repayment of mortgage financing	—	(250)

Net cash used in financing activities	(1,639)	(2,864)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,316	10,201
Cash and cash equivalents at beginning of period	33,751	2,724

Cash and cash equivalents at end of period	$38,067	12,925

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands-unaudited)

	January 2,	October 3,
	2004	2003

ASSETS
Current Assets
Cash and cash equivalents	$38,067	33,751
Accounts receivable, net	35,255	33,128
Inventories	36,380	37,358
Other current assets	2,191	2,210

Total current assets	111,893	106,447
Property, plant, and equipment, net	39,144	40,132
Goodwill	19,149	19,149
Intangibles, net	1,045	1,140
Debt issue costs, net	1,935	2,263
Note receivable from parent	5,750	5,750

Total assets	$178,916	174,881

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Senior subordinated notes	$26,000	—
Accounts payable	12,876	15,624
Accrued expenses	22,612	22,783
Product warranty	6,130	5,401
Income taxes payable	6,429	3,838
Accrued dividends payable	17,058	15,449
Advance payments from customers	8,961	10,203

Total current liabilities	100,066	73,298
Senior subordinated notes	74,000	100,000
Deferred income on sale-leaseback	6,781	6,887

Total liabilities	180,847	180,185

Senior Redeemable Preferred Stock	28,960	28,907

Commitments and contingencies
Stockholders’ Deficit:
Junior preferred stock	2	2
Common stock	—	—
Additional paid-in capital	51,807	50,758
Deferred compensation	(1,195)	(1,289)
Accumulated deficit	(80,241)	(82,426)
Stockholder loans	(1,264)	(1,256)

Net stockholders’ deficit	(30,891)	(34,211)

Total liabilities, senior redeemable preferred stock and stockholders’ deficit	$178,916	174,881

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED CONDENSED
STATEMENTS OF OPERATIONS
(in thousands - unaudited)

	13-Week	14-Week
	period ended	period ended
	January 2,	January 3,
	2004	2003

Sales	$68,313	61,626
Cost of sales	47,141	44,936

Gross profit	21,172	16,690

Operating costs and expenses:
Research and development	1,733	1,445
Selling and marketing	3,624	3,924
General and administrative	4,511	4,222

Total operating costs and expenses	9,868	9,591

Operating income	11,304	7,099
Other income	—	267
Interest expense	(3,078)	(3,124)

Income before taxes	8,226	4,242
Income tax expense	3,330	1,581

Net income	4,896	2,661
Preferred dividends:
Senior redeemable preferred stock	1,609	1,402
Junior preferred stock	1,048	914

Net income attributable to common stock	$2,239	345

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED CONDENSED
STATEMENTS OF CASH FLOWS
(in thousands - unaudited)

	13-Week	14-Week
	period ended	period ended
	January 2,	January 3,
	2004	2003

OPERATING ACTIVITIES
Net cash provided by operating activities	$6,194	13,078

INVESTING ACTIVITIES
Purchase of property, plant and equipment, net	(239)	(263)

FINANCING ACTIVITIES
Repayments on capital leases	—	(27)
Payment of debt issue costs	—	(254)
Net repayment of bank overdraft	(1,639)	(2,333)

Net cash used in financing activities	(1,639)	(2,614)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,316	10,201
Cash and cash equivalents at beginning of period	33,751	2,724

Cash and cash equivalents at end of period	$38,067	12,925

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED
CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Communications & Power Industries Holding Corporation (“Holding”) and Communications & Power Industries, Inc. (“CPI”, both companies together referred to as the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted and, accordingly, these financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended October 3, 2003. Management believes that these unaudited interim condensed financial statements contain all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company, and its results of operations and cash flows for the interim period presented. The results for the interim periods reported are not necessarily indicative of the results for the complete fiscal year 2004.

As allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, compensation expense is recorded only if the current market price of the underlying stock exceeded the exercise price at the measurement date. During fiscal year 2003, the Company issued stock options to employees which were subsequently determined to have been issued below the fair value of the stock on the date of grant. The compensation cost associated with the 2003 stock options is amortized as a charge against income under the caption “General and administrative” in the Consolidated Statement of Operations on a straight-line basis over the four year vesting period of the options. If compensation cost for the Company’s stock-based compensation plan had been determined consistent with SFAS No. 123, the Company’s net income would have changed to the pro forma amounts indicated below:

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

	Holding		CPI

	13-Week	14-Week	13-Week	14-Week
	Period Ended	Period Ended	Period Ended	Period Ended
	January 2,	January 3,	January 2,	January 3,
(In thousands)	2004	2003	2004	2003

Net income as reported	$4,839	2,536	$4,896	2,661
Add:
Stock-based compensation included in net income determined under intrinsic value method, net of tax	94	0	94	0
Deduct:
Stock-based compensation determined under fair value based method, net of tax	(203)	32	(203)	32

Pro forma net income	$4,730	$2,568	$4,787	$2,693

2. Inventories

Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:

	January 2,	October 3,
(In thousands)	2004	2003

Raw materials and parts	$25,186	26,330
Work in process	8,894	8,786
Finished goods	2,300	2,242

Inventories	$36,380	37,358

3. Accrued Warranty

The Company’s products are generally warranted for a variety of periods, typically one to three years or a predetermined product usage life. The Company assesses the adequacy of its preexisting warranty liabilities and adjusts the balance based on actual experience and changes in future expectations. The following table reconciles the changes in the Company’s accrued warranty:

	13-Week	14-Week
	Period Ended	Period Ended
	January 2,	January 3,
(In thousands)	2004	2003

Beginning accrued warranty	$5,401	4,823
Cost of warranty claims	(972)	(1,300)
Accruals for product warranty	1,701	1,558

Ending accrued warranty	$6,130	5,081

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

4. Supplemental Cash Flow Information

	Holding		CPI

	13-week	14-Week	13-week	14-Week
	Period	Period	Period	Period
	Ended	Ended	Ended	Ended
	January 2,	January 3,	January 2,	January 3,
(In thousands)	2004	2003	2004	2003

Cash Payments
Interest payments	$302	$546	$58	$86
Tax payments	$739	$64	$739	$64
Non-cash Financing
Unpaid cash dividends on senior preferred stock	$1,609	$1,402	$1,609	$1,409

5. Segments and Related Information

The Company has two reportable segments: vacuum electronic devices (“VEDs”) and satcom equipment. Management evaluates performance and allocates resources based on earnings before provision for income taxes, interest expense, depreciation and amortization (“EBITDA”).

Summarized financial information concerning the Company’s reportable segments is shown in the following table. Intersegment product transfers are recorded at cost.

		Satcom
(In thousands)	VEDs	Equipment	Other	Total

For the 13-week Period Ended
January 2, 2004:
Revenues from external customers	$58,147	9,719	447	68,313
Intersegment product transfers	3,293	—	—	3,293
EBITDA – Holding	14,393	228	(1,512)	13,109
EBITDA – CPI	14,393	228	(2,018)	12,603
For the 14-Week Period Ended
January 3, 2003:
Revenues from external customers	$50,956	10,586	84	61,626
Intersegment product transfers	2,207	—	—	2,207
EBITDA – Holding	9,608	1,298	(1,479)	9,427
EBITDA – CPI	9,608	1,298	(1,983)	8,923

EBITDA represents earnings before provision for income taxes, interest expense, depreciation and amortization. Other companies may define EBITDA differently and, as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. A reconciliation of EBITDA from

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

reportable segments to Income before taxes is as follows:

	Holding		CPI

	13-week	14-Week	13-week	14-Week
	Period Ended	Period Ended	Period Ended	Period Ended
	January 2,	January 3,	January 2,	January 3,
(In thousands)	2004	2003	2004	2003

Segment EBITDA	$13,109	$9,427	$12,603	$8,923
Less:
Depreciation and amortization	1,424	1,717	1,299	1,557
Interest expense	3,559	3,670	3,078	3,124

Income before taxes	$8,126	$4,040	$8,226	$4,242

Sales by geographic area to unaffiliated customers (based on the location of customer) are as follows:

	13-Week	14-Week
	Period Ended	Period Ended
	January 2,	January 3,
(In thousands)	2004	2003

United States	$44,760	38,036
All foreign countries	23,553	23,590

Total sales	$68,313	61,626

CPI had one customer, the US Government, that accounted for 10% or more of consolidated sales. Sales to this customer were $15.0 million, or 22.0%, and $11.5 million, or 18.7%, of the Company’s consolidated sales for the 13-week period ended January 2, 2004 and the 14-week period ended January 3, 2003, respectively. A substantial majority of these sales were VED segment products, but this customer also purchased satcom equipment products.

6. Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which addresses consolidation by business enterprises of variable interest entities which have one or both of the following characteristics: (1) The equity investment at risk is not sufficient to permit the entity to finance its activities without support from other parties and (2) the equity investors lack one or more of the defined essential characteristics of a controlling financial interest. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the participating parties. This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. On October 9, 2003, FASB Staff Position FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” was issued. This delayed the effective date of this Interpretation for variable interest entities created before February 1, 2003 until January 3,

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

2004.     The Company has evaluated the impact of the provisions of Interpretation 46 and it believes it will not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments with characteristics of both liabilities and equity be classified as liabilities in statements of financial position. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing financial instruments at the beginning of the first fiscal period beginning after December 15, 2003 for non-public entities. The Company is currently analyzing this Statement and has not yet determined its impact on the Company’s consolidated financial position or results of operations.

7. Goodwill and Other Intangible Assets

Goodwill

As of January 2, 2004 and October 3, 2003, the Company had $19.1 million of goodwill, $13.4 million of which has been allocated to the VED segment and $5.7 million of which has been allocated to the satcom equipment segment. There were no changes in the carrying amount of goodwill for the quarter ended January 2, 2004.

Intangible Assets

As of January 2, 2004 and October 3, 2003, the Company had $1.9 million of intangible assets at cost, with accumulated amortization of $0.9 million and $0.8 million, respectively. Amortization of intangible assets for the fiscal quarters ended January 2, 2004 and January 3, 2003 was approximately $0.1 million each quarter. Amortization expense for these intangible assets is projected to be approximately $0.4 million per year through fiscal year 2006.

8. Redemption of 12% Senior Subordinated Notes of CPI

On December 4, 2003, CPI instructed the trustee under the indenture (“12% Indenture”) governing the 12% Senior Subordinated Notes due 2005 (“12% Notes”) to send a notice to all of the registered holders of the 12% Notes, notifying them that CPI had elected to redeem $26.0 million in principal amount of the 12% Notes on January 5, 2004, pursuant to and in accordance with the terms of the 12% Indenture.

On January 5, 2004, CPI redeemed $26.0 million in principal amount of the 12% Notes, pursuant to and in accordance with the terms of the 12% Indenture. The redemption occurred at a price equal to 101.5% of the principal amount of such notes plus accrued and unpaid interest to January 5, 2004. In connection with the redemption, CPI and Holding entered into an amendment to CPI’s secured credit facility (“Credit Facility”) that, among other things, permitted CPI to redeem up to an aggregate maximum amount of $30.0 million of the 12% Notes in any fiscal year. At the closing of the merger described in Note 9 below, CPI issued a notice of redemption for the remaining outstanding 12% Notes. The

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

Company has classified the $26.0 million of 12% Notes redeemed on January 5, 2004 as a current liability in the accompanying consolidated condensed balance sheets as of January 2, 2004.

9. Merger

On January 23, 2004, Holding completed the merger (“Merger”) of CPI Merger Sub Corp. (“Merger Sub”) with and into Holding pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of November 17, 2003, by and among Holding, CPI Acquisition Corp. (“Acquiror”), Merger Sub and Green Equity Investors II, L.P., as the representative of the securityholders of Holding, under which Acquiror, Merger Sub’s parent corporation and a corporation controlled by affiliates of The Cypress Group L.L.C. (collectively, “Cypress”), a New York-based private equity firm, agreed to acquire Holding. In connection with the Merger, Holding and CPI refinanced all of their outstanding indebtedness. As part of the refinancing, CPI effected a covenant defeasance under the 12% Indenture and elected to redeem in full the remaining $74.0 million outstanding aggregate principal amount of the 12% Notes pursuant to the terms of the 12% Indenture. In addition, CPI terminated the Credit Facility and Holding paid off all amounts owing under, and terminated, the loan agreement related to the San Carlos Property. CPI also redeemed all of the outstanding shares of its 14% Junior Cumulative Preferred Stock and elected to redeem all of the outstanding shares of its Series B 14% Senior Redeemable Exchangeable Cumulative Preferred Stock.

In connection with the Merger, CPI entered into a $130.0 million credit agreement (“Credit Agreement”). This Credit Agreement consists of a $40.0 million revolving commitment, with a sub-facility of $15.0 million for letters of credit and $5.0 million for swingline loans (“Revolver”), which expires on January 23, 2010, and a $90.0 million term loan (“Term Loan”), which expires on July 23, 2010. The Term Loan requires 1.0% of the loan amount to be repaid annually in quarterly installments of 0.25% beginning June 30, 2004 and continuing for five years with the remainder due in equal quarterly installments thereafter. The Credit Agreement is guaranteed by Acquiror, Holding and all of CPI’s domestic subsidiaries and collateralized with a security agreement, which includes a security interest in certain property and fixtures.

The Credit Agreement provides for Revolver and Term Loan borrowings that will initially bear interest at a rate equal to LIBOR plus 3.00% per annum (the 3.00% being referred to as the “Applicable LIBOR Margin”), or the Alternate Base Rate (“ABR”) plus 2.0% per annum; the ABR is the greater of (a) the Prime Rate and (b) the Federal Funds Rate plus 0.50%. In addition to customary fronting and administrative fees under the Credit Agreement, CPI will pay Letter of Credit Participation fees equal to the Applicable LIBOR Margin per annum on the average daily amount of letter of credit exposure, and a commitment fee of 0.50% per annum on the average daily unused amount of revolving commitment.

The Credit Agreement contains a number of covenants that, among other things, restrict the ability of Acquiror, Holding, CPI and certain of its subsidiaries to sell assets; engage in mergers and acquisitions; pay dividends and distributions or repurchase their capital stock; incur additional indebtedness or issue equity interests; make investments and loans; create liens or further negative pledges on assets; engage in certain transactions with affiliates; enter into sale and leaseback transactions; change their business or ownership; amend agreements or make prepayments relating to subordinated indebtedness; amend or waive provisions of charter documents, agreements with respect to capital stock or any other document related to the Merger Agreement or related transaction documents in a

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

manner that is materially adverse to the lenders; and change their fiscal year. These covenants are subject to certain exceptions.

In addition, the Credit Agreement requires CPI and its subsidiaries to maintain the following financial covenants: a minimum interest coverage ratio; a maximum total leverage ratio; a minimum fixed charge coverage ratio; and a maximum capital expenditures limitation.

In connection with the Merger, CPI issued an aggregate principal amount of $125.0 million of 8% Senior Subordinated Notes due 2012 (“8% Notes”). CPI is required to pay interest on the 8% Notes semiannually, beginning on August 1, 2004. The indenture governing the terms of the 8% Notes (the “8% Indenture”), contains restrictive provisions which, among other things, limit CPI and certain of its subsidiaries from incurring certain indebtedness, selling assets or consolidating or merging with or into other companies, paying dividends or repurchasing or redeeming capital stock, making certain investments and entering into certain types of transactions with their affiliates. The payment of principal, premium and interest on, and other obligations evidenced by the 8% Notes is subordinated in right of payment, as set forth in the 8% Indenture, to the prior payment in full of all senior debt (as defined in the 8% Indenture), including indebtedness under the Credit Agreement, whether outstanding on the date of the 8% Indenture or thereafter incurred. CPI’s payment obligations under the 8% Notes are jointly and severally guaranteed by Acquiror, Holding and all of CPI’s domestic subsidiaries. The 8% Notes may be redeemed as described in, and subject to the terms and conditions set forth in, the 8% Indenture. In addition, the 8% Indenture requires the Company to make an offer to purchase the 8% Notes in certain circumstances.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion reflects the condensed consolidated results of Communications & Power Industries Holding Corporation (“Holding”), which are materially consistent with those of Communications & Power Industries, Inc. (“CPI”, both companies together referred to as the “Company”), except as identified below and should be read in conjunction with the condensed consolidated financial statements and notes thereto:

The Company is a leading designer, manufacturer and global marketer of vacuum electron devices (“VEDs”), satellite communications amplifiers, medical x-ray generators and other related products for critical defense and commercial applications. The Company’s defense applications include radar, electronic warfare and communications end markets and our commercial applications include communications, medical, industrial and scientific end markets. Communications applications consist of applications for military and commercial satellite communications uses and broadcast uses. The Company defines and discusses its recorded orders and sales trends by these end markets in order to more clearly relate its business to outside investors. Internally, however, the Company is organized into five operating divisions that are differentiated based on products operating in two segments. Four of these operating divisions comprise the Company’s vacuum electronic device (“VED”) segment. The Company also has a satellite communications equipment segment. Segment data is included in Note 5 of the Notes to Consolidated Condensed Financial Statements.

The Company’s fiscal years are the 52- or 53-week periods which end on the Friday nearest September 30. Fiscal year 2004 will be comprised of the 52-week period ending October 1, 2004, and fiscal year 2003 was comprised of the 53-week period ended October 3, 2003. The first quarter of fiscal year 2004 was comprised of 13 weeks, whereas the first quarter of fiscal year 2003 was comprised of 14 weeks.

On December 4, 2003, CPI elected to redeem $26.0 million in aggregate principal amount of its 12% Senior Subordinated Notes due 2005 (“12% Notes”) and on January 5, 2004, CPI redeemed such 12% Notes.

On January 23, 2004, Holding completed the merger (“Merger”) of CPI Merger Sub Corp. (“Merger Sub”) with and into Holding pursuant to the terms of the Agreement and Plan of Merger (the“Merger Agreement”), dated as of November 17, 2003, by and among Holding, CPI Acquisition Corp. (“Acquiror”), Merger Sub and Green Equity Investors II, L.P., as the representative of the securityholders of Holding, under which Acquiror, Merger Sub’s parent corporation and a corporation controlled by affiliates of The Cypress Group L.L.C. (collectively, “Cypress”), a New York-based private equity firm, agreed to acquire Holding. In connection with the Merger, Holding and CPI refinanced all of their outstanding indebtedness. As part of the refinancing, CPI effected a covenant defeasance under the indenture (“12% Indenture”) governing the 12% Notes and elected to redeem in full the remaining $74.0 million outstanding aggregate principal amount of the 12% Notes pursuant to the terms of the 12% Indenture. In addition, CPI terminated its existing secured credit facility and Holding paid off all amounts owing under, and terminated, the loan agreement related to the San Carlos Property. CPI also redeemed all of the outstanding shares of its 14% Junior Cumulative Preferred Stock

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

and elected to redeem all of the outstanding shares of its Series B 14% Senior Redeemable Exchangeable Cumulative Preferred Stock. See Note 9 of the Notes to Consolidated Condensed Financial Statements.

Orders recorded during the first quarter of fiscal year 2004 were $73.4 million, as compared to $75.3 million for the first quarter of fiscal year 2003. The $1.9 million or 2.5% decrease is not considered significant as order levels fluctuate from quarter to quarter based on the timing of when actual order receipts are received. The various increases and decreases within the markets discussed below are primarily related to timing rather than to any material changes in the Company’s markets. Electronic warfare orders for the first quarter of fiscal year 2004 were $7.9 million, a decrease of $3.6 million from the first quarter of fiscal year 2003. The decrease is due primarily to timing of order releases from quarter to quarter by original equipment manufacturers and government logistics agencies, and annual orders in this market are expected to be consistent with fiscal year 2003 levels. Medical orders decreased by $1.0 million to $6.2 million in the first quarter of fiscal year 2004, as compared to the first quarter of fiscal year 2003, due principally to the timing of orders from established customers. Communications orders decreased $3.6 million to $19.4 million, as compared to the first quarter of fiscal year 2003, due primarily to a large order from a direct-to-home service supplier that did not reoccur in the first quarter of fiscal year 2004. However, the Company received another large order from a direct-to-home service supplier in January 2004. Industrial orders increased $3.4 million to $5.2 million in the first quarter of fiscal year 2004 from $1.8 million in the comparable period of fiscal year 2003, due primarily to increased orders from the Company’s stocking distributor. Orders from this distributor were weak throughout fiscal year 2003 but are expected to return to normal levels in fiscal year 2004. Radar and scientific orders for the first quarter of fiscal year 2004 increased by $1.4 million and $1.6 million, respectively, as compared to the first quarter of 2003, due principally to fluctuations in the timing of order receipts. Incoming order levels fluctuate significantly on a quarterly basis and a particular quarter’s order rate may not be indicative of future order levels. In addition, the Company’s sales are highly dependent upon manufacturing scheduling, performance and shipments and, accordingly, it is not possible to accurately predict when these orders will be recognized as sales.

Order backlog consists of firm orders for which goods and services are yet to be provided. As of January 2, 2004, the Company had an order backlog of $178.1 million, representing approximately eight months of sales, compared to an order backlog of $159.0 million, representing approximately seven months of sales, as of January 3, 2003. Order backlog increased during the first quarter of fiscal year 2004 by $6.0 million from $172.1 million at the end of fiscal year 2003. Although orders can be and sometimes are modified or terminated, the amount of modifications and terminations has historically not been material compared to total contract volume.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

Critical Accounting Policies

Management is required to make judgments, assumptions and estimates in preparing its financial statements and related disclosures in conformity with accounting principles generally accepted in the United States. The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended October 3, 2003. The following critical accounting policies are those policies that management believes affect its more significant estimates and assumptions used in preparation of its consolidated financial statements.

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

Allowance for Doubtful Accounts

The Company monitors the creditworthiness of its customers based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer, economic conditions and historical experience. If collectibility is considered uncertain, then the Company will record a reserve to reduce the receivable to the amount considered collectable. If circumstances change, then further adjustments could be required.

Warranty Reserves

The Company’s products are generally subject to warranties, and the Company provides for the estimated future costs of repair, replacement or customer accommodation at the time of sale as an additional cost of sales. Management’s estimates are based on historical costs for warranty, and are adjusted when circumstances indicate that future costs are expected to vary from historical levels. If actual product failure rates or material usage incurred differs from the Company’s estimates, then revisions to the estimated warranty liability would be required.

Inventory Valuation

Inventories are stated at the lower of average cost or market (net realizable value). The carrying value of inventory is reduced for estimated obsolescence or unmarketability based upon assumptions about future demand, market conditions, product lifecycles and product pricing. If the Company’s assumptions were to be substantially different than estimated, further adjustments could be required. While these estimates require management to make assumptions and judgments, management believes its understanding of the markets and customers the Company serves, as well as the mature nature of many of the products the Company manufactures, provides it with the ability to make reliable estimates. Management also evaluates the carrying value of inventory for lower of cost or market on an individual product or contract basis. Analyses are performed based on the estimated costs at completion and if necessary, a provision is recorded to properly reflect the inventory value of the products or contracts at the lower of cost or net realizable value (selling price less estimated cost of disposal). If estimated costs, based on these analyses, for fixed-price contracts, which represent virtually all of the Company’s contracts, are significantly

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

higher than originally estimated, provisions are also required, and in such a case, the Company records a reserve that is charged to costs of goods sold.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, excluding intangible assets that are covered by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to future net cash flows expected to be generated from the operation and sale of long-lived assets. If such assets are considered to be impaired, the Company’s carrying value is reduced to its estimated fair value with a charge to general and administrative at the time of the reduction. Adverse changes in the customers and markets served by the Company could result in future impairments of long-lived assets.

Goodwill Impairment

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The Company performs an annual goodwill impairment test during the fourth quarter of each fiscal year, or earlier if an event or circumstance indicates that an impairment loss has occurred. Goodwill and certain other corporate assets and liabilities are assigned to the reporting units which are consistent with the Company’s operating divisions. The fair value of the reporting units are then compared to the carrying value to determine if there is any potential impairment. The process of evaluating potential impairment is subjective and requires judgments regarding revenue forecasts, discount rates, and weighted average cost of capital among other things. Adverse changes in the industries served by the Company, customer demand or other market conditions could result in future impairments of goodwill.

Results of Operations

The following table sets forth Holding’s historical results of operations as a percentage of sales for each of the periods indicated (both periods unaudited).

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

	13-Week	14-Week
	period ended	period ended
	January 2,	January 3,
	2004	2003

Sales	100.0%	100.0%
Cost of sales	69.0	72.9

Gross profit	31.0	27.1
Research and development	2.5	2.3
Selling and marketing	5.3	6.4
General and administrative (a)	6.0	6.3

Operating income	17.1	12.1
Other income	0.0	0.4
Interest expense	(5.2)	(6.0)

Income before taxes	11.9	6.5
Income tax expense	4.8	2.4

Net income	7.1%	4.1%

Other Data:
EBITDA (b)	19.2%	15.3%

(a)	General and administrative expense includes foreign currency gain (loss).

(b)	EBITDA represents earnings before provision for income taxes, interest expense, depreciation and amortization. Other companies may define EBITDA differently and, as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. Management believes that the presentation of EBITDA provides useful information to investors regarding our results of operations because they assist in analyzing and benchmarking the performance and value of our business. Although we use EBITDA as a financial measure to assess the performance of our business, the use of EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. EBITDA should be considered in addition to, and not as a substitute for, net income in accordance with GAAP as a measure of performance or net cash provided by operating activities in accordance with GAAP as a measure of liquidity. For reconciliation of EBITDA to Income before taxes, see Note 5 of the Notes to Consolidated Condensed Financial Statements.

Sales. Sales for the first quarter of fiscal year 2004 were $68.3 million, an increase of $6.7 million or 10.9%, from the same period in fiscal year 2003. Radar and electronic warfare sales were $25.7 million and $6.3 million for the first quarter of fiscal year 2004, respectively, which represents increases of $2.3 million and $1.8 million, respectively, from the first quarter of fiscal year 2003. These increases were due to increased spending by the Department of Defense for VEDs that are sold in these markets. Communications sales in the first quarter of fiscal year 2004 were $2.9 million lower than the prior year level due primarily to the timing of shipments from quarter to quarter and somewhat lower demand for communications products. The increased sales of products in the medical market of $1.7 million were due to increased demand for x-ray generators and VED products for the medical market. Increased sales in the industrial market of $2.2 million were due to higher demand for semiconductor products. Scientific sales were $3.0 million, an increase of $1.6 million from the first quarter of fiscal year 2003, due primarily to higher VED shipments to the Department of Energy.

Gross Margin. Gross profit was $21.2 million in the first quarter of fiscal year 2004, compared to $16.7 million for the same period in fiscal year 2003, an increase of $4.5 million or 26.9%. Higher shipment

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

volume improved gross profit by approximately $2.9 million. As a percentage of sales, gross margin was 31.0% in the first quarter of fiscal year 2004, compared to 27.1% for the same period in fiscal year 2003. This increase in gross profit was offset somewhat by unfavorable movements in foreign currency exchange rates, primarily due to the weakness of the U.S. dollar relative to the Canadian dollar. The first quarter of fiscal year 2004 gross margin is consistent with the average for the prior three quarters (31.8%), with improvement in margins beginning in the second quarter of fiscal year 2003. The increase in gross profit as a percentage of sales since the first quarter of fiscal year 2003 resulted primarily from gains in production efficiencies, increase in sales volume, resolution of technical problems for products and in manufacturing, favorable product mix, improved pricing for certain products and completion of contracts with lower pricing in prior periods.

Research and Development Expenses. Research and development expenses were $1.7 million, or 2.5% of sales, for the first quarter of fiscal year 2004, compared to $1.4 million, or 2.3% of sales, for the first quarter of fiscal year 2003. The increase is primarily attributable to additional development efforts on products for the radar and medical markets.

Selling, Marketing, General and Administrative Expenses. Selling, marketing, general and administrative expenses were $7.8 million, or 11.4% of sales, for the first quarter of fiscal year 2004, compared to $7.8 million, or 12.7% of sales, for the first quarter of fiscal year 2003. Selling and marketing expenses decreased by $0.3 million to $3.6 million from the first quarter of fiscal year 2003, due primarily to lower third party commission costs and the timing of expenses for promotion and advertising. General and administrative expenses increased by $0.3 million to $4.1 million from the first quarter of fiscal year 2003, due primarily to expenses associated with the Merger.

Other Income. Other income of $0.3 million in the first quarter of fiscal year 2003 represents the Company’s portion of the fair value of stock received from its life and disability insurance provider resulting from the insurance company’s 2001 demutualization.

EBITDA. EBITDA for the first quarter of fiscal year 2004 was $13.1 million, or 19.2% of sales, compared to $9.4 million, or 15.3% of sales, for the first quarter of fiscal year 2003. This increase in EBITDA is attributable primarily to the improvement in gross margin as discussed above. For reconciliation of EBITDA to Income before taxes, see Note 5 of the Notes to Consolidated Condensed Financial Statements.

Interest Expense. Interest expense was $3.6 million, or 5.2% of sales, for the first quarter of fiscal year 2004 as compared to $3.7 million, or 6.0% of sales, for the first quarter of fiscal year 2003. Interest expense did not change significantly from the first quarter of fiscal year 2003. However, interest expense will increase in the future as a result of the consummation of the Merger and the related transactions.

Income Tax Expense. Income tax expense for the first quarter of fiscal year 2004 was $3.3 million compared to $1.5 million for the first quarter of fiscal year 2003. The tax expense for the first quarter of fiscal year 2004 represents an effective tax rate of approximately 40% compared to an effective tax rate of approximately 37% for the first quarter of fiscal year 2003. The lower effective tax rate in fiscal year 2003 was due to the expected utilization of net operating loss carryforwards in fiscal year 2003.

Net Income. Income before taxes and preferred dividends was $8.1 million for the first quarter of fiscal year 2004 compared to income before taxes and preferred dividends of $4.0 million for the

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

corresponding period of fiscal year 2003, an increase of $4.1 million. Net income after taxes but before preferred dividends was $4.8 million for the first quarter of fiscal year 2004, an improvement of $2.3 million compared to net income after taxes but before preferred dividends of $2.5 million for the first quarter of fiscal year 2003.

Differences between Holding and CPI. CPI’s operating results differ slightly from Holding’s due to a sale-leaseback transaction between CPI and Holding which took place in December 2000. In the first quarter of fiscal year 2004, CPI’s net income before taxes was $8.2 million compared to Holding’s net income before taxes of $8.1 million. As a result of this transaction, operating costs for CPI were approximately $0.4 million higher than those of Holding due to rental payments paid by CPI to Holding for use of the San Carlos facility, offset by amortization of the deferred gain on the sale-leaseback and additional depreciation by Holding on the San Carlos facility. Interest expense for CPI was approximately $0.5 million lower than that of Holding. The decrease primarily relates to the fact that Holding’s interest expense includes interest paid on the mortgage financing of the San Carlos facility. In addition, interest income from Holding of $0.2 million related to an intercompany receivable included in CPI’s results is eliminated upon consolidation for Holding. All other operations data for CPI are consistent with Holding’s operations data for the first quarter of fiscal year 2004.

Financial Condition

Operating Activities. As of January 2, 2004, the Company’s cash and cash equivalents were $38.1 million, as compared to $33.8 million at October 3, 2003. In the first quarter of fiscal year 2004 and 2003, cash and cash equivalents generated by Holding and CPI are the same. In the first quarter of fiscal year 2003, the components of Holding’s cash flow and that of CPI’s differ by Holding’s $0.3 million repayment of mortgage refinancing that was funded by an intercompany payment from CPI.

In the first quarter of fiscal year 2004, the Company’s $4.3 million increase in cash and cash equivalents relates to $6.2 million of cash generated from operating activities, offset in part by $0.2 million net cash used in investing activities and $1.6 million used in financing activities. Cash provided by operating activities in the first quarter of fiscal year 2004 was generated primarily from $4.8 million in net income.

In the first quarter of fiscal year 2003, the Company’s $10.2 million increase in cash and cash equivalents relates to $13.3 million of cash generated from operating activities, offset in part by $0.3 million net cash used in investing activities and $2.9 million used in financing activities. Cash provided by the Company’s operating activities in the first quarter of fiscal year 2003 was generated primarily from $2.5 million in net income, $4.4 million in advance payments from customers, and $4.1 million in inventory reduction.

Investing Activities. Net cash used in investing activities in the first quarter of fiscal year 2004 and 2003 was for the purchase of property, plant and equipment of $0.2 million and $0.3 million, respectively. The Company expects the level of capital expenditures in fiscal year 2004 to be moderately higher than fiscal year 2003 levels; however, the Company will continue to manage capital expenditures consistent with business conditions. The Company’s continuing operations typically do not have large capital requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements.

Financing Activities. For both Holding and CPI, net cash used in financing activities in the first quarter

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

of fiscal year 2004 was primarily for the $1.6 million repayment of bank overdraft. For Holding, net cash used in financing activities in the first quarter of fiscal year 2003 was primarily for the $2.3 million repayment of bank overdraft, $0.3 million payment of debt issue costs and $0.3 million repayment on the mortgage. For CPI, net cash used in financing activities in the first quarter of fiscal year 2003 was primarily for the $2.3 million repayment of bank overdraft and $0.3 million payment of debt issue costs.

CPI’s financial condition differs from that of Holding, as discussed above, in that CPI’s debt obligations and financing activities do not include $17.5 million of mortgage financing due in January 2004. This mortgage financing resulted from Holding’s purchase of the San Carlos facility from CPI in a sale-leaseback transaction which took place in December 2000. In connection with the sale-leaseback transaction, CPI entered into a non-cancelable lease with Holding for the San Carlos real property for a term of twenty years with a fixed annual rent of $2.45 million. The mortgage financing was repaid in full in connection with the Merger in January 2004.

In connection with the Merger, CPI entered into a $130.0 million credit agreement (“Credit Agreement”). This Credit Agreement consists of a $40.0 million revolving commitment, with a sub-facility of $15.0 million for letters of credit and $5.0 million for swingline loans (“Revolver”), which expires on January 23, 2010, and a $90.0 million term loan (“Term Loan”), which expires on July 23, 2010. The Term Loan requires 1.0% of the loan amount to be repaid annually in quarterly installments of 0.25% beginning June 30, 2004 and continuing for five years with the remainder due in equal quarterly installments thereafter. The Credit Agreement is guaranteed by Acquiror, Holding and all of CPI’s domestic subsidiaries and collateralized with a security agreement, which includes a security interest in certain property and fixtures. After giving effect to the Merger and related transactions, the Company has $90.0 million outstanding under the Term Loan and availability of $40.0 million under the Revolver.

The Credit Agreement provides for Revolver and Term Loan borrowings that will initially bear interest at a rate equal to LIBOR plus 3.00% per annum (the 3.00% being referred to as the “Applicable LIBOR Margin”), or the Alternate Base Rate (“ABR”) plus 2.0% per annum; the ABR is the greater of (a) the Prime Rate and (b) the Federal Funds Rate plus 0.50%. In addition to customary fronting and administrative fees under the Credit Agreement, CPI will pay Letter of Credit Participation fees equal to the Applicable LIBOR Margin per annum on the average daily amount of letter of credit exposure, and a commitment fee of 0.50% per annum on the average daily unused amount of revolving commitment.

The Credit Agreement contains a number of covenants that, among other things, restrict the ability of Acquiror, Holding, CPI and certain of its subsidiaries to sell assets; engage in mergers and acquisitions; pay dividends and distributions or repurchase their capital stock; incur additional indebtedness or issue equity interests; make investments and loans; create liens or further negative pledges on assets; engage in certain transactions with affiliates; enter into sale and leaseback transactions; change their business or ownership; amend agreements or make prepayments relating to subordinated indebtedness; amend or waive provisions of charter documents, agreements with respect to capital stock or any other document relating to the Merger Agreement or related transaction documents in a manner that is materially adverse to the lenders; and change their fiscal year. These covenants are subject to certain exceptions.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

In addition, the Credit Agreement requires CPI and its subsidiaries to maintain the following financial covenants: a minimum interest coverage ratio; a maximum total leverage ratio; a minimum fixed charge coverage ratio; and a maximum capital expenditures limitation.

In addition to the Credit Agreement, and in connection with the Merger, CPI issued an aggregate principal amount of $125.0 million of Notes due 2012 (“8% Notes”). CPI is required to pay interest on the 8% Notes semiannually, beginning on August 1, 2004. The indenture governing the terms of the 8% Notes (“8% Indenture”) contains restrictive provisions which limit, among other things, CPI and certain of its subsidiaries from incurring certain indebtedness, selling assets or consolidating or merging with or into other companies, paying dividends or repurchasing or redeeming capital stock, making certain investments and entering into certain types of transactions with their affiliates. The payment of principal, premium and interest on, and other obligations evidenced by the 8% Notes is subordinated in right of payment, as set forth in the 8% Indenture, to the prior payment in full of all senior debt (as defined in the 8% Indenture), including indebtedness under the Credit Agreement, whether outstanding on the date of the 8% Indenture or thereafter incurred. CPI’s payment obligations under the 8% Notes are jointly and severally guaranteed by Acquiror., Holding and all of CPI’s domestic subsidiaries. The 8% Notes may be redeemed as described in, and subject to the terms and conditions set forth in, the 8% Indenture. In addition, the 8% Indenture requires the Company to make an offer to purchase the 8% Notes in certain circumstances.

Generally, there can be no assurance that the combination of cash generated by operations, borrowing availability from the Credit Agreement and additional financing will be sufficient to meet the Company’s cash requirements. If the Company is unable to satisfy such cash requirements from these sources, the Company may adopt one or more alternatives, such as reducing or delaying capital expenditures, reducing discretionary costs, and attempting to negotiate an increase to the Company’s borrowing capacity under its Credit Agreement, although there can be no assurances that such alternatives will be available on acceptable terms, if at all.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which addresses consolidation by business enterprises of variable interest entities which have one or both of the following characteristics: (1) The equity investment at risk is not sufficient to permit the entity to finance its activities without support from other parties and (2) the equity investors lack one or more of the defined essential characteristics of a controlling financial interest. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the participating parties. This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. On October 9, 2003, FASB Staff Position FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” was issued. This delayed the effective date of this Interpretation for variable interest entities created before February 1, 2003 until January 3, 2004. The Company has evaluated the impact of the provisions of Interpretation 46 and it believes it will not have a material impact on the Company’s consolidated financial statements.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments with characteristics of both liabilities and equity be classified as liabilities in statements of financial position. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing financial instruments at the beginning of the first fiscal period beginning after December 15, 2003 for non-public entities. The Company is currently analyzing this Statement and has not yet determined its impact on the Company’s consolidated financial position or results of operations.

Cautionary Statements Regarding Forward-Looking Statements

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. All written and oral forward-looking statements made in connection with this report that are attributable to the Company or persons acting on the Company’s behalf are expressly qualified in their entirety by the “risk factors,” including those contained in Exhibit 99 hereto, and other cautionary statements included herein and in the Company’s other filings with the Securities and Exchange Commission (“SEC”). The Company is under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in the Company’s expectations.

The information in this report is not a complete description of the Company’s business or the risks and uncertainties associated with an investment in the Company’s securities. You should carefully consider the various risks and uncertainties that impact the Company’s business and the other information in this report and the Company’s other filings with the SEC before you decide to invest in the Company or to maintain or increase your investment. Such risks and uncertainties include, but are not limited to, the following:

•	the Company’s indebtedness is substantial;

•	the Company’s debt agreements have restrictions that limit its flexibility in operating its business;

•	the Company’s ability to generate the significant amount of cash needed to service its debt and to fund capital expenditures or other liquidity needs depends on many factors beyond its control;

•	the Company has had historical losses;

•	the Company may be unable to retain and/or recruit key management and other personnel;

•	the markets in which the Company sells its products are competitive;

•	the end markets in which the Company operates are subject to technological change;

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

•	a significant portion of the Company’s sales is, and is expected to continue to be, from contracts with the U.S. Government;

•	the Company generates sales from contracts with foreign governments;

•	the Company’s international operations subject it to social, political and economic risks of doing business in foreign countries;

•	the Company may not be successful in obtaining the necessary export licenses and technical assistance agreements to conduct operations abroad and Congress may prevent proposed sales to foreign customers.

•	the Company’s results of operations and financial condition may be adversely affected by increased or unexpected costs incurred by it on its contracts and sales orders;

•	the Company’s business could be adversely affected by environmental regulation and legislation, liabilities relating to contamination and changes in our ability to recover under Varian Medical Systems Inc.’s indemnity;

•	the Company has only a limited ability to protect its intellectual property rights;

•	the Company’s inability to obtain certain necessary raw materials and key components could disrupt the manufacture of its products and cause its financial condition and results of operations to suffer; and

•	the Company is controlled by affiliates of The Cypress Group L.L.C.

Any of the foregoing factors could cause the Company’s business, results of operations, or financial condition to suffer, and actual results could differ materially from those expected.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk disclosures set forth in its Annual Report on Form 10-K for the fiscal year ended October 3, 2003, have not changed materially.

ITEM 4: CONTROLS AND PROCEDURES

Management, including the Company’s principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this report. Based upon, and as of the date of that evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Holding submitted the following items to its stockholders for approval by written consent:

(i)  the Merger Agreement, the Merger and the related transactions, and the amendment and restatement of the certificate of incorporation of Holding in connection with the Merger. Holding received written consents approving these matters from the holders of 4,720,672 shares of Common Stock, representing approximately 94.26 % of the total outstanding shares of Common Stock.

(ii)  the payment by Holding and CPI of certain potential parachute payments to certain executives in accordance with Section 280G(b)(5)(A)(ii) of the Internal Revenue Code of 1986, as amended (the “IRC”). Holding received written consents approving these matters from the holders of 4,474,250 shares of Common Stock, representing approximately 92.78% of the total outstanding shares of Common Stock entitled to vote on these matters under the IRC.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibits are being filed as part of this report:

Exhibit
No.	Description

3.1	Certificate of Incorporation of Communications & Power Industries Holding Corporation (as amended and restated on January 23, 2004).

3.2	Bylaws of Communications & Power Industries Holding Corporation (Incorporated by reference to Communications & Power Industries, Inc.’s Registration Statement on Form S-1 (Registration No. 33-96858), filed on September 12, 1995).

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

Exhibit
No.	Description

3.3	Restated Certificate of Incorporation of Communications & Power Industries, Inc., filed with the Delaware Secretary of State on August 11, 1995 (Incorporated by reference to Communications & Power Industries, Inc.’s Registration Statement on Form S-1 (Registration No. 33-96858), filed on September 12, 1995).

3.4	Amended and Restated Bylaws of Communications & Power Industries, Inc., dated March 19, 2002 (Incorporated by reference to Communications & Power Industries, Inc.’s Quarterly Report on Form 10-Q, for the quarter ended March 29, 2002).

4.1	Indenture relating to the 8% Senior Subordinated Notes due 2012, dated as of January 23, 2004, among Communications & Power Industries, Inc., as Issuer, the Guarantors named therein, as Guarantors, and BNY Western Trust Company, as Trustee.

4.2	Registration Rights Agreement, dated as of January 23, 2004, among Communications & Power Industries, Inc., the Guarantors named therein, and UBS Securities LLC, Bear, Stearns & Co. Inc., and Wachovia Capital Markets, LLC, as the Initial Purchasers.

10.1	Credit Agreement, dated as of January 23, 2004, among Communications & Power Industries, Inc., as Borrower, the Guarantors named therein, the Lenders from time to time party thereto, UBS Securities LLC, Bear, Stearns & Co. Inc., UBS Loan Finance LLC, UBS AG, Stamford Branch, Bear Stearns Corporate Lending Inc., Wachovia Bank, National Association, and Wachovia Capital Markets, LLC.

10.2	Security Agreement, dated as of January 23, 2004, among Communications & Power Industries, Inc., the Guarantors party thereto, and UBS AG, Stamford Branch.

10.3	Form of Option Rollover Agreement (U.S. Employees).

10.4	Form of Option Rollover Agreement (Canadian Employees).

10.5	Form of Management Stockholders Agreement among CPI Acquisition Corp., Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking II C.V., 55th Street Partners II L.P., Cypress Side-by-Side LLC, and certain management stockholders named therein.

31	Rule 13a-14 (a) /15d-14 (a) Certifications.

32	Section 1350 Certifications.

99	Risk factors related to the offering of 8% Senior Subordinated Notes due 2012.

(b)  Reports on Form 8-K:

A report on Form 8-K was filed on November 21, 2003 under Item 5 to announce that Holding entered into the Agreement and Plan of Merger dated as of November 17, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION

By:	/s/ O. Joe Caldarelli

O. Joe Caldarelli
Chief Executive Officer
Date: February 11, 2004

By:	/s/ Joel Littman

Joel Littman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)
Date: February 11, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATIONS & POWER INDUSTRIES, INC.

By:	/s/ O. Joe Caldarelli

O. Joe Caldarelli
Chief Executive Officer
Date: February 11, 2004

By:	/s/ Joel Littman

Joel Littman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)
Date: February 11, 2004

Exhibit Index

Exhibit
No.	Description

3.1	Certificate of Incorporation of Communications & Power Industries Holding Corporation (as amended and restated on January 23, 2004).

3.2	Bylaws of Communications & Power Industries Holding Corporation (Incorporated by reference to Communications & Power Industries, Inc.’s Registration Statement on Form S-1 (Registration No. 33-96858), filed on September 12, 1995).

3.3	Restated Certificate of Incorporation of Communications & Power Industries, Inc., filed with the Delaware Secretary of State on August 11, 1995 (Incorporated by reference to Communications & Power Industries, Inc.’s Registration Statement on Form S-1 (Registration No. 33-96858), filed on September 12, 1995).

3.4	Amended and Restated Bylaws of Communications & Power Industries, Inc., dated March 19, 2002 (Incorporated by reference to Communications & Power Industries, Inc.’s Quarterly Report on Form 10-Q, for the quarter ended March 29, 2002).

4.1	Indenture relating to the 8% Senior Subordinated Notes due 2012, dated as of January 23, 2004, among Communications & Power Industries, Inc., as Issuer, the Guarantors named therein, as Guarantors, and BNY Western Trust Company, as Trustee.

4.2	Registration Rights Agreement, dated as of January 23, 2004, among Communications & Power Industries, Inc., the Guarantors named therein, and UBS Securities LLC, Bear, Stearns & Co. Inc., and Wachovia Capital Markets, LLC, as the Initial Purchasers.

10.1	Credit Agreement, dated as of January 23, 2004, among Communications & Power Industries, Inc., as Borrower, the Guarantors named therein, the Lenders from time to time party thereto, UBS Securities LLC, Bear, Stearns & Co. Inc., UBS Loan Finance LLC, UBS AG, Stamford Branch, Bear Stearns Corporate Lending Inc., Wachovia Bank, National Association, and Wachovia Capital Markets, LLC.

10.2	Security Agreement, dated as of January 23, 2004, among Communications & Power Industries, Inc., the Guarantors party thereto, and UBS AG, Stamford Branch.

10.3	Form of Option Rollover Agreement (U.S. Employees).

10.4	Form of Option Rollover Agreement (Canadian Employees).

10.5	Form of Management Stockholders Agreement among CPI Acquisition Corp., Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking II C.V., 55th Street Partners II L.P., Cypress Side-by-Side LLC, and certain management stockholders named therein.

31	Rule 13a-14 (a) /15d-14 (a) Certifications.

32	Section 1350 Certifications.

99	Risk factors related to the offering of 8% Senior Subordinated Notes due 2012.